Form 10-Q
period 1995-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1995-05-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 1995    Commission File No. 0-16701





            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

                         A MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                        MICHIGAN                               38-2702802
            (State or other jurisdiction of                 (I.R.S. employer
             incorporation or organization)              identification number)


                 280 DAINES STREET, BIRMINGHAM, MICHIGAN 48009
              (Address of principal executive offices) (Zip Code)


                                 (810) 645-9261
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  [ X ]         No [  ]

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                     INDEX



                                                                  Page
                                                                  ----


PART I                    FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS                               3

                 Balance Sheets
                 March 31, 1995 (Unaudited) and
                 December 31, 1994                                  3

                 Statements of Income
                 Three months ended March 31, 1995
                 and 1994 (Unaudited)                               4

                 Statements of Cash Flows
                 Three months ended March 31, 1995
                 and 1994 (Unaudited)                               5

                 Notes to Financial Statements
                 March 31, 1995 (Unaudited)                         6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                      7

PART II          OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                  12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31, 1995        Dec. 31, 1994
                                                  ---------------      ---------------
                                                     (Unaudited)
Properties:
  Land                                               $11,562,361          $11,562,361
  Buildings And Improvements                          47,820,177           47,691,900
  Furniture And Fixtures                                 248,062              246,821
  Manufactured Homes                                   2,363,475            2,430,221
                                                  ---------------      ---------------
                                                      61,994,075           61,931,303
  Less Accumulated Depreciation                       12,255,802           11,834,802
                                                  ---------------      ---------------
                                                      49,738,273           50,096,501
Cash And Cash Equivalents                              1,144,721            1,373,182
Marketable Securities                                  1,000,000            1,000,000
Mortgage-backed Securities                             1,502,250            1,502,250
Unamortized financing costs                              996,860              998,958
Investment                                               500,896              500,896
Other Assets                                             531,515              622,151
                                                  ---------------      ---------------
Total Assets                                         $55,414,515          $56,093,938
                                                  ===============      ===============


                    LIABILITIES AND PARTNERS' EQUITY


Accounts Payable                                        $111,412             $239,888
Other Liabilities                                        790,186              816,937
Note Payable                                          29,821,886           29,786,033
                                                  ---------------      ---------------
Total Liabilities                                    $30,723,484          $30,842,858
                                                  ===============      ===============
Partners' Equity
General Partner                                          210,264              209,153
Unit Holders                                          24,480,767           25,041,927
                                                  ---------------      ---------------
Total Partners' Equity                                24,691,031           25,251,080
                                                  ---------------      ---------------
Total Liabilities And
  Partners' Equity                                   $55,414,515          $56,093,938
                                                  ===============      ===============

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                        Three Months Ended
                                                  March 31, 1995      March 31, 1994
                                                  --------------      -------------
Income:
  Rental Income                                      $2,504,395          $2,427,361
  Other                                                 133,382             276,710
                                                  --------------      -------------
Total Income                                         $2,637,777          $2,704,071
                                                  ==============      =============
Operating Expenses:
  Administrative Expenses
  (Including $130,877 And $128,178 In
  Property Management Fees Paid To An
  Affliate For The Three Months Periods
  Ended March 31, 1995 And 1994, Respectively)          709,817             756,684
  Property Taxes                                        206,004             215,427
  Utilities                                             210,691             179,520
  Property Operations                                   240,808             231,555
  Depreciation And Amortization                         469,000             429,629
  Interest                                              690,320             518,495
                                                  --------------      -------------
Total Operating Expenses                             $2,526,640          $2,331,310
                                                  --------------      -------------
Net Income                                             $111,137            $372,761
                                                  =============       =============
Income Per Unit:                                          $0.03               $0.11

Distribution Per Unit                                     $0.20               $7.00

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  March 31, 1995 And 1994                             3,303,387           3,303,387

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                           Three Months Ended
                                                     March 31, 1995  March 31, 1994
                                                     --------------- ---------------
Cash Flows From Operations:
  Net Income                                            $111,137             $372,761

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                         430,000              421,984
    Amortization                                          39,000                7,645
(Increase) Decrease In Other Assets                       53,734             (389,302)
  Increase  (Decrease) In Accounts Payables              (92,623)              19,582
  Increase (Decrease) In Other Liabilities               (26,751)            (411,762)
                                                  ---------------      ---------------
Total Adjustments                                        403,360             (351,853)
                                                  ---------------      ---------------
    Net Cash Provided By
      Operating Activities                               514,497               20,909
                                                  ---------------      ---------------
Cash Flows From Investing Activities:
  Capital Expenditures                                   (71,772)             (17,966)
                                                  ---------------      ---------------
    Net Cash Provided By (Used In)
      Investing Activities                               (71,772)             (17,966)
                                                  ---------------      ---------------
Cash Flows From Financing Activities:
  Distributions To Partners                             (671,186)         (23,119,767)
                                                  ---------------      ---------------
    Net Cash Provided By (Used In)
      Financing Activities                              (671,186)         (23,119,767)
                                                  ---------------      ---------------
Increase (Decrease) In Cash                             (228,461)         (23,116,824)
Cash, Beginning                                        1,373,182           25,701,460
                                                  ---------------      ---------------
Cash, Ending                                          $1,144,721           $2,584,636
                                                  ===============      ===============


                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1995 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1995, the related statements of income and statements of cash flow for the periods ended March 31, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES

                                                THREE MONTHS ENDED
                                         MARCH 31, 1995   MARCH 31, 1994
                                         --------------   --------------
Property management fee
to Uniprop, Inc.:                           $130,877         $128,178

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities.

Liquidity

Partnership liquidity is based upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition, although properties may be disposed of earlier or later, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The cash flow generated by the Partnership's operations during the quarter ending March 31, 1995 amounted to $580,137. The General Partner has decided to distribute $671,186, or 4.75%, on annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $91,049, has been funded by using the Partnership's cash reserves. The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower than the amount needed to maintain the current distribution level, the General Partner may elect to reduce the level of future distributions paid to Unit Holders.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 88.4% (2,943/3,330 sites), versus 88.0% (2,931/3,330) for March 1994. The average monthly homesite rent as of March 31, 1995 was approximately $309, versus $297, an increase of 4.0% over March 31, 1994.

        NAME OF                TOTAL               OCCUPIED              OCCUPANCY             AVERAGE
       COMMUNITY             CAPACITY                SITES                 RATE                  RENT
 Ardmor Village                  339                   288                  85.0%                 $298

 Camelot
 Manor                           335                   318                  94.9                   282

 Country Roads
                                 312                   257                  82.4                   205

 Dutch Hills                     278                   255                  91.7                   284

 El Adobe                        371                   341                  91.9                   337


 Paradise
 Village                         611                   464                  75.9                   247


 Stonegate
 Manor                           308                   285                  92.5                   287


 Sunshine
 Village                         356                   338                  94.9                   365


 West Valley                     420                   397                  94.5                   412
                                 ---                   ---                  ----                   ---
 Total on
 3/31/95                       3,330                 2,943                  88.4%                 $309


 Total on
 3/31/94                       3,330                 2,931                  88.0%                 $297


During the first quarter of 1995, the Partnership generated gross revenues of $2,637,777, a 2.5% decrease from the $2,704,071 generated in the first quarter of 1994. The net operating income generated by the Partnership during the first quarter was $1,270,457, a 3.8% decrease from the $1,320,882 generated for
the first quarter of 1994.   Cash flow for the first quarter, after mortgage
debt service and non-recurring items was $580,137, a 27.6% decrease from the $802,390 generated during the first quarter 1994. The decrease in cash flow from 1994 to 1995 was due, in part, to $112,774, of interest income earned during the first quarter of 1994 on proceeds from the December 1993 mortgage transaction. Also causing a decline in cash flow generated by the Partnership from 1994 to 1995 was the increase in debt service on the $30,045,000 of first mortgage debt.

                                                              NET
       NAME OF                      GROSS               OPERATING                DEBT                  CASH
       COMMUNITY                   REVENUES                INCOME               SERVICE                FLOW
 Ardmor Village                 $   262,610           $   141,928             $  67,320             $  74,608

 Camelot
 Manor                              257,536               148,148                80,187                67,961

 Country Roads                      142,866                 3,774                     0                 3,774

 Dutch Hills                        212,406               123,529                59,279                64,250

 El Adobe                           347,794               228,607               127,058               101,549

 Paradise
 Village                            322,047                13,769                     0                13,769

 Stonegate
 Manor                              240,331               140,699                69,273                71,426

 Sunshine
 Village                            363,413               229,193                98,568               130,625

 West Valley                        475,583               332,223               188,635               143,588

Partnership
 Management                          13,191              (70,536)                     0              (70,536)

 Other Non
 Recurring                               --              (20,877)                     0              (20,877)
 Expenses                          --------              --------                 -----              --------

 Qtr. End
 3/31/95                         $2,637,777            $1,270,457              $690,320              $580,137

 Qtr. End
 3/31/94                         $2,704,071            $1,320,882              $518,492              $802,390


The Partnership's operating expenses for the first three months of 1995 compared to the same period in 1994, reflect increases in wages, marketing expenses, taxes and mortgage interest.

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 85.0% (288/339 sites) as of March 31, 1995, versus 83.8% as of March 31, 1994. The average rent was approximately $298 per homesite as of March 31, 1995, versus $292 as of March 31, 1994. For the first quarter Ardmor Village generated gross revenues of $262,610, versus $239,305 for the same quarter in 1994. Net operating income for the quarter was $141,928, versus $133,516 for the same quarter in 1994. The increase in income results from the property's lower operating expenses and higher occupancy.

Improvement and maintenance actions undertaken during the quarter involved the painting of bathrooms in the community center building, installation of new signage around the community management office, and repairs to fencing and drainage around the RV/storage area. Also completed in the first quarter were repairs to several of the community-owned lease homes. Management anticipates having engineering work and contracts finalized within 30 days for rebuilding the community roads. The budgeted $250,000 of road work is scheduled to take three to four months and should be completed by late summer. In addition to the road work, management has purchased $11,000 of new playground equipment which should be completely installed and approved for use by late spring.

Management has further enhanced the marketing incentives offered to new home dealers in an effort to fill remaining vacant homesites during the summer months. In addition to the incentives, management has two new model homes set up and offered for sale within the community. According to local home dealers, sales activity this summer is expected to be significantly better than last summer due to the stronger economic climate in the Lakeville area.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 94.9% (318/335 sites) as of March 31, 1995, versus 92.8% as of March 31, 1994. The current average rent was $282 per homesite as of March 31, 1995, versus $275 as of March 31, 1994, or an increase of 2.5%. For the first quarter, Camelot Manor generated gross revenues of $257,536, versus $255,148 for the same quarter in 1994. Net operating income for the quarter was $148,148, or 19.7% more than the $123,722 generated in the same quarter of 1994. The higher income was a result of lower operating expenses and increased occupancy.

Improvement and maintenance actions undertaken during the quarter involved repairs to the water well, installation of new carpet in the community center building, and the purchase of new playground equipment. Also budgeted for 1995 is the purchase of a new maintenance truck and upgrading old and damaged electric pedestals.

The current marketing programs have been very effective in improving occupancy at Camelot Manor during the last two quarters. As a result, management will extend the $500 dealer referral incentive program and the first year, $199 per month lease program for another quarter.

COUNTRY ROADS, in Jacksonville, Florida, reported and occupancy of 82.4% (257/312 sites) as of March 31, 1995, versus 79.2% as of March 31, 1994. The average rent was $205 per homesite as of March 31, 1995, which represents no increase from the same quarter in 1994. For the first quarter of 1995, Country Roads generated gross revenues of $142,866, versus $149,079 for the same quarter in 1994. Net operating income for the quarter was $3,774, versus $18,275 for the first quarter of 1994. The sharply lower income at the community was due primarily to higher marketing and non-recurring maintenance expenses associated with the community-owned lease homes.

Improvement and maintenance actions undertaken during the quarter included repairs to, and painting of, boundary fencing around the community, sealcoating roofs on the community-owned lease homes, and replacement of broken concrete sidewalks and driveways throughout the community. In addition, management has budgeted approximately $5,000 to pressure wash community-owned lease homes during the year.

Regional management reported eight new residents moving into the community during the first quarter. Management believes that the increase in leasing activity is due to the overall improvement in the Jacksonville housing market. To further benefit from the improvement in the market, management has started offering a $1,200 incentive to dealers who move new residents into the community.

As of March 31, 1995, 52, or 74.3% of the 70 community-owned lease homes were occupied or held with deposit. In addition, seven of the 52 community-owned lease homes occupied are leased with an option to purchase.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 91.7% (255/278 sites) as of March 31, 1995, versus 91.0% as of March 31, 1994. The current average rent was $284 per homesite as of March 31, 1995, versus $274 as of March 31, 1994, or an increase of 3.6%. For the first quarter, Dutch Hills generated gross revenues of $212,406, versus $208,826 for the same quarter in 1994. Net operating income was $123,529, or 6.3% higher than the $116,235 reported for the same quarter in 1994.

Management has budgeted approximately $37,000 for capital improvements and equipment at Dutch Hills for 1995. A new tractor, communication radios, and an office copier were purchased during the first quarter of 1995. Budgeted for the second quarter is $15,000 for a new roof on the community center building and additional landscaping around the pool area.

According to regional management at Dutch Hills, the Lansing area housing market was slow during the first quarter of 1995. However, Dutch Hills did gain four new residents during the first quarter. New advertising has been purchased and should help improve leasing activity during the summer sales season.

EL ADOBE, in Las Vegas, Nevada, reported an occupancy of 91.9% (341/371 sites) as of March 31, 1995 versus 91.4% as of march 31, 1994. The average rent was $337 per homesite as of March 31, 1995, versus $318 as of March 31, 1994, or an increase of

6.0%. For the first quarter, El Adobe generated gross revenues of $347,794, versus $327,704 for the same quarter in 1994. Net operating income for the quarter was $228,607, versus $218,890 in March 1994, or an increase of 4.4%. The increase in income is due to a higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter focused on installation of additional landscaping around the community center building and resurfacing the asphalt on residents' driveways.

Management reported that four new residents moved into El Adobe during the first quarter, however, five older homes were moved out of the community. In an effort to become more competitive with area communities, the marketing incentives offered to home dealers have been increased and additional advertising has been purchased for the summer months. Management anticipates reaching 94.0% occupancy by the end of 1995.

PARADISE VILLAGE, in Tampa Florida, reported an occupancy of 75.9% (464/611 sites) as of March 31, 1995, versus 76.3% as of March 31, 1994. The average rent was $247 per homesite as of March 31, 1995, versus $238 as of March 31, 1994. For the first quarter, Paradise Village generated gross revenues of $322,047, versus $344,122 in the same quarter of 1994. Net operating income for the first quarter was $13,769, versus $54,761 for the first quarter in 1994. The decrease in income during the quarter was due to lower occupancy and the incurrence of repair expenses on the community-owned lease homes.

Improvement and maintenance actions undertaken during the quarter focused on repairs to the community-owned lease homes. Renovations to the management office and community center building were also started during the first quarter. Management has budgeted approximately $65,000 for capital improvements at Paradise Village for 1995. The most significant amount budgeted is for road/driveway repairs and tree removal. $26,000 of the budget is for upgrading and improving the water treatment plant and retention ponds.

As of March 31, 1995, 58, or 55.7% of the 104 community-owned lease homes were occupied or held with deposit. Of the 58 community-owned homes leased, 13 were leased with the option to purchase. During the first quarter, management reported that five new residents moved into the community. However, nine residents' homes were moved out of the community during the same period. As a result, the on-site management team was replaced and occupancy for the lease homes is expected to recover to 80.0% by the end of the second quarter.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 92.5% (285/308 sites) as of March 31, 1995, versus 95.1% as of March 31, 1994. The average rent was $287 per homesite as of March 31, 1995, versus $278 as of March 31, 1994, or an increase of 3.2%. For the first quarter, Stonegate Manor generated gross revenues of $240,331, versus $241,435 for the same quarter in 1994. Net operating income for the quarter was $140,699, versus $132,382 for the same quarter in 1994. The small increase in income is the result of lower operating expenses.

Improvement and maintenance actions undertaken during the quarter were limited to street repairs and the purchase of new street/directional signs. Management has budgeted approximately $61,000 of capital improvements for Stonegate Manor for 1995. Street repairs of $15,000 and concrete curbing of $12,000 are the largest expenditures. Also budgeted is $5,000 for the purchase and installation of new gate valves for the water system.

Occupancy at Stonegate Manor has remained unchanged over the past several quarters. According to our regional management team, the bulk of new home sales in recent months have been placed on private land. In an effort to attract a larger percentage of the new home sales acitivity, management has enhanced marketing incentives and advertising.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 94.9% (338/356 sites) as of March 31, 1995, versus 96.9% as of March 31, 1994. The average rent was $365 per homesite as of March 31, 1995, versus $347 as of March 31, 1994, or an increase of 5.2%. For the quarter, Sunshine Village generated gross revenues of $363,413 versus $359,063, or an increase of 1.2% for the same quarter in 1994. Net operating income was $229,193, a slight increase from the $228,208 generated for the same quarter in 1994.

Improvement and maintenance actions undertaken during the quarter involved the replacement of the roof on the community center and management office buildings. Also completed during the quarter was the purchase and installation of new sandblasted signs for the community entrance areas and upgrading of old electric pedestals. Budgeted for 1995, but not yet completed, is the purchase of a new $3,000 pool filtering system and $5,100 of concrete work for new residents' homes scheduled to be moved in during 1995.

The current marketing program involves incentives related to our new model home, which has been set up and is available for sale within the community. Management expects sales from this new marketing program to be between seven and ten homes during 1995.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 94.5% (397/420 sites) as of March 31, 1995, versus 93.6% as of March 31, 1994. The average rent was $412 per homesite as of March 31, 1995, versus $396 as of March 31, 1994, or an increase of 4.0%. For the first quarter, West Valley generated gross revenues of $475,583, versus $466,615 for the same quarter in 1994. Net operating income was $332,223, versus $321,220 for the same quarter in 1994.

Improvement and maintenance actions undertaken during the quarter focused primarily on $40,000 of budgeted renovations to the interior and exterior of the community center building. All renovations should be complete by mid-summer and should significantly improve the appearance of the community center. Also budgeted for 1995 is $7,500 for bottom resurfacing and installation of a new heater for the pool.

Now that the new Jaycees senior community is full, occupancy at West Valley has started to improve. In fact, many of the older homes of the senior citizens that were moved into the Jaycees community have been replaced by larger, more modern, multi-section homes. Given the continued strong Las Vegas market and its ideal location on Tropicana Avenue, management anticipates occupancy at West Valley to reach 97.0% by the end of 1995.


MANAGEMENT EXPENSES

Net partnership management expenses paid for the quarter amounted to $70,536. Expenses of $83,727 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were partially offset by income of $13,191 generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the first quarter of last year were $569, $113,343 and $112,774, respectively. The large variance in net management expenses from 1994 to 1995 is related to the interest income earned during the first quarter of 1994 on proceeds from the December 1993 mortgage transaction.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          (a)  Exhibits

                               27  Financial Data Schedule

                          (b)  Reports on Form 8-K

                                  There were no reports filed on Form 8-K
                                  during the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Uniprop Manufactured Housing Communities
                                  Income Fund II, a Michigan Limited Partnership

                                  BY: Genesis Associates Limited Partnership,
                                      General Partner

                                  BY: Uniprop, Inc.,
                                      its Managing General Partner


                                      By: /s/ Paul M. Zlotoff
                                          Paul M. Zlotoff, President



                                      By: /s/ Gloria A. Koster
                                          Gloria A. Koster
                                          Principal Financial Officer


Dated:  May  15, 1995

                                EXHIBIT INDEX




Exhibit
  No.                    Description                              Page
- - -------                  -----------                              ----
27                       Financial Data Schedule

