Form 10-Q
period 1995-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1995-08-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995         Commission File No. 0-16701





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

                                     INDEX



                                                            Page
                                                            ----
PART I   FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS                                3

         Balance Sheets
         June 30, 1995 (Unaudited) and
         December 31, 1994                                   3

         Statements of Income
         Six months ended June 30, 1995
         and 1994 and Three months ended
         June 30, 1995 and 1994 (Unaudited)                  4

         Statements of Cash Flows
         Six months ended June 30, 1995
         and 1994 (Unaudited)                                5

         Notes to Financial Statements
         June 30, 1995 (Unaudited)                           6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                       7

PART II  OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                   June 30, 1995    Dec. 31, 1994
                                                  --------------- -----------------
                                                     (Unaudited)
Properties:
  Land                                               $11,562,361     $11,562,361
  Buildings And Improvements                          48,050,259      47,691,900
  Furniture And Fixtures                                 291,485         246,821
  Manufactured Homes                                   2,351,281       2,430,221
                                                  --------------- ---------------
                                                      62,255,386      61,931,303
  Less Accumulated Depreciation                       12,685,802      11,834,802
                                                  --------------- ---------------
                                                      49,569,584      50,096,501
Cash And Cash Equivalents                                437,167       1,373,182
Marketable Securities                                  1,400,000       1,000,000
Mortgage-backed Securities                             1,502,250       1,502,250
Unamortized financing costs                              975,007         998,958
Investment                                               500,896         500,896
Other Assets                                             455,805         622,151
                                                  --------------- ---------------
Total Assets                                         $54,840,709     $56,093,938
                                                  =============== ===============


                    LIABILITIES AND PARTNERS' EQUITY


Accounts Payable                                         $92,319        $239,888
Other Liabilities                                        877,263         816,937
Note Payable                                          29,839,032      29,786,033
                                                  --------------- ---------------
Total Liabilities                                    $30,808,614     $30,842,858
                                                  =============== ===============
Partners' Equity
General Partner                                          210,387         209,153
Unit Holders                                          23,821,708      25,041,927
                                                  --------------- ---------------
Total Partners' Equity                                24,032,095      25,251,080
                                                  --------------- ---------------
Total Liabilities And
  Partners' Equity                                   $54,840,709     $56,093,938
                                                  =============== ===============

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                        Six Months Ended             Three Months Ended
                                                  June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
                                                  -------------- -------------- -------------- -------------

Income:
  Rental Income                                      $5,005,306     $4,894,600     $2,500,911   $2,467,239
  Other                                                 294,495        508,344        161,113      231,634
                                                  -------------- -------------- -------------- ------------
Total Income                                         $5,299,801     $5,402,944     $2,662,024   $2,698,873
                                                  ============== ============== ============== ============
Operating Expenses:
  Administrative Expenses
  (Including $261,784, $258,902, $130,907 And
  $131,724 In Property Management Fees Paid To
  An Affliate For The Six And Three Month Periods
  Ended June 30, 1995 And 1994, Respectively)         1,453,122      1,409,883        743,305      653,199
  Property Taxes                                        412,053        430,863        206,049      215,436
  Utilities                                             432,251        427,679        221,560      248,159
  Property Operations                                   554,984        442,583        314,176      211,028
  Depreciation And Amortization                         938,000        857,922        469,000      428,293
  Interest                                            1,386,004      1,075,059        695,684      556,564
                                                  -------------- -------------- -------------- ------------
Total Operating Expenses                             $5,176,414     $4,643,989     $2,649,774   $2,312,679
                                                  -------------- -------------- -------------- ------------
Net Income                                             $123,387       $758,955        $12,250     $386,194
                                                  ============== ============== ============== ============
Income Per Unit:                                          $0.04          $0.23          $0.00        $0.12

Distribution Per Unit                                     $0.41          $7.19          $0.20        $0.19

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  June 30, 1995 And 1994                              3,303,387      3,303,387      3,303,387    3,303,387

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                      Three Months Ended
                                                   June 30, 1995   June 30, 1994
                                                  --------------- ---------------
Cash Flows From Operations:
  Net Income                                            $123,387        $758,955

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                         860,000         844,000
    Amortization                                          78,000          13,922
(Increase) Decrease In Other Assets                      112,297         160,511
  Increase  (Decrease) In Accounts Payables              (94,570)        (17,618)
  Increase (Decrease) In Other Liabilities                60,326        (670,336)
                                                  --------------- ---------------
Total Adjustments                                      1,016,053         330,479
                                                  --------------- ---------------
    Net Cash Provided By
      Operating Activities                             1,139,440       1,089,434
                                                  --------------- ---------------
Cash Flows From Investing Activities:
  Purchase of Marketable Securities                     (400,000)
  Capital Expenditures                                   333,083         (73,455)
                                                  --------------- ---------------
    Net Cash Provided By (Used In)
      Investing Activities                              (733,083)        (73,455)
                                                  --------------- ---------------
Cash Flows From Financing Activities:
  Distributions To Partners                           (1,342,372)    (23,755,628)
                                                  --------------- ---------------
    Net Cash Provided By (Used In)
      Financing Activities                            (1,342,372)    (23,755,628)
                                                  --------------- ---------------
Increase (Decrease) In Cash                             (936,015)    (22,739,649)
Cash, Beginning                                        1,373,182      25,701,460
                                                  --------------- ---------------
Cash, Ending                                            $437,167      $2,961,811
                                                  =============== ===============


                      See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1995 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1995, the related statements of income and statements of cash flow for the periods ended June 30, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2. PAYMENTS TO AFFILIATES

                                          SIX MONTHS ENDED             THREE MONTHS ENDED
                                JUNE 30, 1995  JUNE 30, 1994         June 30, 1995    June 30, 1994
                                -------------  -------------         -------------    --------------
Property management fee
to Uniprop, Inc.:               $261,784       $258,902              $130,907         $131,724


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

The cash flow generated by the Partnership's operations during the quarter ending June 30, 1995 amounted to $481,250. The General Partner has decided to distribute $423,907, or 3.0%, on annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $57,343, has been added to the Partnership's cash reserves. The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters.


Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 87.7% (2,922/3,330 sites), versus 88.6% (2,952/3,330) for June 1994. The average monthly homesite rent as of June 30, 1995 was approximately $308, versus $302, an increase of 2.0% over June 30, 1994.

 NAME OF                       TOTAL               OCCUPIED              OCCUPANCY             AVERAGE
COMMUNITY                     CAPACITY               SITES                 RATE                  RENT
 Ardmor Village                 339                   289                  85.3%                 $300
 Camelot
 Manor                          335                   316                  94.3                   285

 Country Roads                  312                   253                  81.1                   205

 Dutch Hills                    278                   255                  91.7                   286
 El Adobe                       371                   342                  92.2                   347

 Paradise
 Village                        611                   446                  73.0                   256

 Stonegate
 Manor                          308                   285                  92.5                   288

 Sunshine
 Village                        356                   337                  94.7                   367

 West Valley                    420                   399                  95.0                   412
                                ---                   ---                  ----                   ---

 Total on
 6/30/95                       3,330                 2,922                 87.7%                 $308

 Total on
 6/30/94                       3,330                 2,952                 88.6%                 $302


During the second quarter of 1995, the Partnership generated gross revenues of $2,662,024, a 1.4% decrease from the $2,698,873 generated in the second quarter of 1994. The net operating income generated by the Partnership during the second quarter was $1,176,934, a 14.2% decrease from the $1,371,051 generated
for the second quarter of 1994.   Cash flow for the first quarter, after
mortgage debt service and non-recurring items was $481,250, a 40.9% decrease from the $814,487 generated during the second quarter 1994.

The decrease in cash flow from 1994 to 1995 was due, in large part, to lower lease-home occupancy and higher marketing expenses at Paradise Village. In addition, debt service on the seven financed communities, for the second quarter, increased by approximately $130,000 over the second quarter 1994 as a result of increases in interest rate indexes.


 NAME OF                            GROSS             NET OPERATING              DEBT                  CASH
COMMUNITY                          REVENUES              INCOME                 SERVICE                FLOW
 Ardmor Village                 $   263,992           $   143,634             $  67,844             $  75,790

 Camelot
 Manor                              266,785               140,652                80,809                59,843

 Country Roads                      154,625                10,492                     0                10,492

 Dutch Hills                        216,290               122,760                59,739                63,021

 El Adobe                           350,076               220,610               128,046                92,564

 Paradise
 Village                            309,350                15,992                     0                15,992

 Stonegate
 Manor                              237,201               110,312                69,812                40,500

 Sunshine
 Village                            362,893               220,994                99,334               121,660

 West Valley                        491,786               323,824               190,101               133,724

 Partnership
 Management                           9,026               (77,157)                    0               (77,157)

 Other Non
 Recurring
 Expenses                                --               (55,179)                    0               (55,179)
                                    -------              --------                 -----              --------
 Qtr. End
 6/30/95                         $2,662,024            $1,176,934              $695,685              $481,250

 Qtr. End
 6/30/94                         $2,698,873            $1,371,051              $556,565              $814,487



The Partnership's operating expenses for the first six months of 1995 compared to the same period in 1994, reflect increases in wages, marketing expenses, taxes and mortgage interest.

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 85.3% (289/339 sites) as of June 30, 1995, versus 84.7% as of June 30, 1994. The average rent was approximately $300 per homesite as of June 30, 1995, versus $293 as of June 30, 1994. For the first quarter Ardmor Village generated gross revenues of $262,992, versus $258,702 for the same quarter in 1994. Net operating income for the quarter was $143,634, or slightly lower that the $151,600 reported for the same quarter in 1994. The The decrease in net operating income is due to higher operating expenses for the quarter.

Improvement and maintenance actions undertaken during the quarter involved repairing concrete and tile around the pool, replacing old street posts throughout the community, and repairing the roof and windows on the community center building. Additionally, as proposed in the 1995 budget, management purchased and installed approximately $11,000 of new playgound equipment and completed $250,000 of asphalt resurfacing on the community streets and R.V. storage area.

According to the Lakeville Chamber of Commerce, several new service-oriented businesses, such as restaurants and hotels are planning to move and/or build in the Lakeville area. This new activity is good news since, for the past several years, the overall Lakeville economy has been sluggish. Currently, the average price for a single-family site-built home is approximately $119,000, and the occupancy rate for rental apartment communities is approximately 90%.

Management continues to promote marketing incentives to local home dealers and new residents moving into the community. Currently, three model homes are set-up in the community and are being offered for sale. In an effort to attract new residents to the community and show them what a new manufactured homes has to offer, management hosted an open house in July. Attendance for the July open house was better than expected and management reported two new residents moving into the community as a result.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 94.3% (316/335 sites) as of June 30, 1995, versus 94.0% as of June 30, 1994. The current average rent was $285 per homesite as of June 30, 1995, versus $278 as of June 30, 1994, an increase of 2.5%. For the second quarter, Camelot Manor generated gross revenues of $266,785, versus $257,522 for the same quarter in 1994. Net operating income for the quarter was $140,652, 11.8% higher than the $125,787 generated in the same quarter of 1994. The higher income was a result of lower operating expenses and increased occupancy.

Improvement and maintenance actions undertaken during the quarter involved painting of the community pool house, planting flowers throughout the community and preparing older homesites for the new homes that were moved into the community. Additionally, approximately $11,000 of new playground equipment was purchased and installed and a new $23,000 maintenance truck/snow plow was purchased for the community.

Management further enhanced the incentives offered to home dealers for new resident referrals. Due to slower than anticipated leasing activity during the first quarter, management felt the increased incentives may help fill the remaining vacant homesites during the third and fourth quarters. Management reported moving eight homes into the community during the second quarter. Of the eight homes moved in, six were new homes and two were pre-owned homes.

COUNTRY ROADS, in Jacksonville, Florida, reported and occupancy of 81.1% (253/312 sites) as of June 30, 1995, versus 81.4% as of June 30, 1994. The average rent was $205 per homesite as of June 30, 1995, which represents no increase from the same quarter in 1994. For the second quarter of 1995, Country Roads generated gross revenues of $154,625, versus $154,880 for the same quarter in 1994. Net operating income for the quarter was $10,492, versus $31,613 for the second quarter of 1994. The decline in income is a result of increased marketing expenses.

Improvement and maintenance actions undertaken during the quarter focused primarily on replacing old street lights throughout the community with new poles and lights and resurfacing all the community streets and driveways. Additionally, management continues to sealcoat roofs and replace landscaping on the community-owned lease homes.

Management continues to offer local home dealers very aggressive cash incentives for resident referrals. As a result, the community has significantly increased traffic during the first and second quarters. In addition, new advertising programs have helped increase occupancy for the 71 community-owned lease homes to 87.0% as of June 30, 1995. Management anticipates continued improvement in occupancy for both lease homes and homesites for the remainder of 1995.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 91.7% (255/278 sites) as of June 30, 1995 versus 92.1% as of June 30, 1994. The current average rent was $286 per homesite as of June 30, 1995, versus $276 as of June 30, 1994, an increase of 3.6%. For the second quarter, Dutch Hills generated gross revenues of $216,290, versus $208,037 for the same quarter in 1994. Net operating income was $122,760, slightly more than the $116,135 reported for the same quarter in 1994.

Improvement and maintenance actions undertaken during the quarter involved the addition of approximately $12,000 of new landscaping around the community center building, pool area and main entrance. Also scheduled, to be completed during the third quarter, is approximately $12,000 of additional asphalt resurfacing work on the community streets.

The Lansing area housing market is stable, but still remains very competitive. According to on-site management, the community is beginning to report increased activity from local home dealers. Management attributes the increased dealer activity to enhanced marketing incentives and new display advertising. Marketing programs have been tailored to provide cash incentives to the home dealers sales personnel, as well as rent incentives for the new residents they place into the community. Furthermore, a local advertising company has been hired to assist on-site management in marketing the remaining vacant homesites.

EL ADOBE, in Las Vegas, Nevada, reported an occupancy of 92.2% (342/371 sites) as of June 30, 1995 versus 90.3% as of June 30, 1994. The average rent was $347 per homesite as of June 30, 1995, versus $335 as of June 30, 1994, an increase of 3.6%. For the second quarter, El Adobe generated gross revenues of $350,076, versus $324,840 for the same quarter in 1994. Net operating income for the quarter was $220,610, versus $207,343 in June 1994, an increase of 6.4%.

Improvement and maintenance actions undertaken during the quarter were limited to upgrading old and damaged electric pedestals and installing new landscaping around the community center building. Management has scheduled the asphalt resurfacing for several of the community streets and approximately 30 driveways for the third quarter of 1995.

The Las Vegas housing market remains very strong. According to the Las Vegas Chamber of Commerce, apartments are averaging only 7.0% vacancy and the price of an average single family home has increased to $132,000.

Occupancy at El Adobe has started to stabilize now that the new low-income, senior citizen Jaycees community is fully occupied. Management has been offering special marketing incentives to dealers who fill our vacant sites with new, more modern, multi-section homes. Because many of the home dealership's are located on the same street as El Adobe, management has been successful in attracting dealer interest.

PARADISE VILLAGE, in Tampa Florida, reported an occupancy of 73.0% (446/611 sites) as of June 30, 1995, versus 79.1% as of June 30, 1994. The average rent was $256 per homesite as of June 30, 1995, versus $246 as of June 30, 1994.
For the second quarter, Paradise Village generated gross revenues of $309,350, versus $375,269 in the same quarter of 1994. Net operating income for the second quarter was $15,992, significantly less than the $108,036 reported for the same quarter in 1994. the sharp decline in income from the second quarter of 1994 was the result of lower occupancy and higher operating expenses associated with the lease homes.

Improvement and maintenance actions undertaken during the quarter included repairing electrical pedestals throughout the community, replacing broken and cracked driveways, and pressure washing lease homes. During the second quarter management also focused its efforts on upgrading the appearance of the community-owned lease homes. Many of the lease homes required maintenance to repair leaking roofs and damage. All repairs are expected to be completed by the end of the third quarter.

As of June 30, 1995, 51, or 49.0%, of the 104 community-owned lease homes were occupied or held with deposit. This is a slight decrease from the 55.7% reported for March 31, 1995. This decrease in occupancy is the result of ongoing repairs necessary to sell or lease the homes to new residents. Management has established new, more stringent, qualifications for potential residents who apply to lease the community-owned lease homes. Management believes that these new qualifications will reduce the level of damage to the lease homes.

Management continues to offer cash incentives to dealers and discounted leases to new residents that move into the community. Although over-all occupancy has declined in the past three quarters, many new homes have been moved into Paradise Village as a result of the dealer incentive program. However, many older homes continue to be moved out due to repossessions and job transfers. Management has committed additional resources and marketing personnel to Paradise Village in order to address the current occupancy decline.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 92.5% (285/308 sites) as of June 30, 1995, versus 92.9% as of June 30, 1994. The average rent was $288 per homesite as of June 30, 1995, versus $280 as of June 30, 1994, an increase of 2.9%. For the second quarter, Stonegate Manor generated gross revenues of $237,201, versus $240,476 for the same quarter in 1994. Net operating income for the quarter was $110,312, versus $137,548 for the same quarter in 1994. The decline in income for the second quarter, as compared to the same quarter in 1994, was the result of increased expenses associated with marketing and repairs to the community water system.

Improvement and maintenance actions undertaken during the quarter consisted of repairs to water lines and damaged well pumps. Unfortunately, one well pump was so severely damaged that it had to be replaced at a cost of approximately $7,000. In addition, the community maintenance truck, which was previously leased on a monthly basis, was purchased by the community. It is anticipated that with the purchase, management will lower vehicle expenses below budged projections.

The Lansing area economy shows steady growth. the current unemployment rate is approximately 4.1% Overall, during the past year General Motors, one of the Lansing area's major employer, has added approximately 1,000 jobs. This increase in hiring at the local plant is a result of acquiring the new Chevy Cavalier production contract. the housing market in the Lansing area also remains stable. Although dealers are reporting higher sales activity than previous years, many of the new home sales are going to private land. Management continues to aggressively market vacant homesites to dealers, using cash incentives and special lease programs.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 94.7% (337/356 sites) as of June 30, 1995, versus 96.3% as of June 30, 1994. The average rent was $367 per homesite as of June 30, 1995, versus $357 as of June 30, 1994, an increase of 2.8%. For the second quarter, Sunshine Village generated gross revenues of $362,893 versus $364,566 for the same quarter in 1994. Net operating income was $220,994, slightly lower than the $233,385 reported in the same quarter in 1994. The decline in income was due primarily to lower occupancy.

Improvement and maintenance actions undertaken during the quarter consisted of ongoing upgrading of electrical pedestals throughout the community, pressure washing of older homes, and refinishing the bottom of the community pool. Additionally, management started the capital improvements to the community center building. During the next few months, management will replace the roof, treat the building for termites and replace the ceiling.

Management now has in place marketing programs offering new model homes set up within the community. Brokers have started to generate traffic on the homes. In fact, several new homes were sold into the community during the second quarter and, as a result, more model homes are being ordered. Additionally, rent incentives are being offered to new residents moving into the community from other home dealers.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 95.0% (399/420 sites) as of June 30, 1995, versus 93.6% as of June 30, 1994. The average rent was $412 per homesite as of June 30, 1995, versus $396 as of June 30, 1994, an increase of 4.0%. For the second quarter, West Valley generated gross revenues of $491,786, versus $457,517 for the same quarter in 1994. Net operating income was $323,824, versus $312,939 for the same quarter in 1994.

Improvement and maintenance actions undertaken during the quarter consisted of enlarging/refinishing the basketball court as well as replacing landscaping and the sprinkler system around the pool/playground area. Also started during the second quarter were interior renovations to the community center building. Renovations on the building were extensive and required old paneling to be removed and replaced with new drywall. The walls will be painted and new carpeting and tile installed to complete the work. All renovations should be complete by the end of the third quarter.

Overall, occupancy at West Valley has shown a steady increase from June 1994 to June 1995, increasing approximately six homesites, or 1.4%. This steady upward trend is a result of the strong Las Vegas market as well as management's marketing efforts with home dealers. Current marketing programs at the community consist of cash incentives to local dealers and modest rent incentives for new residents moving into the community. Management anticipates reaching stabilized occupancy of 97.0% by the first quarter of 1996.


MANAGEMENT EXPENSES

Net partnership management expenses paid for the quarter amounted to $77,157. Gross expenses of $86,183 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were partially offset by income of $9,026 generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the second quarter of 1994 were $18,654, $75,719 and $57,065, respectively. The increase in partnership management expenses from 1994 to 1995, resulted from the timing of payments to outside vendors.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                     Exhibit Number                      Description
                     --------------                      -----------
                          27                             Financial Data Schedule

              (b)  Reports on Form 8-K

                     There were no reports filed on Form 8-K during the three months ended June 30, 1995.


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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:  Genesis Associates Limited Partnership,
                         General Partner

                         BY:  Uniprop, Inc.,
                              its Managing General Partner

                                  /s/ Paul M. Zlotoff
                              By: ________________________________________
                                  Paul M. Zlotoff, President


                                  /s/ Gloria A. Koster
                              By: _______________________________________
                                  Gloria A. Koster, Principal Financial Officer


Dated:  August 15, 1995

                                EXHIBIT INDEX




Exhibit
  No.                                     Description                                                  Page
-------                                   -----------                                                  ----
  27                                Financial Data Schedule

