Form 10-Q
period 1995-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1995-11-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 1995        Commission File No. 0-16701




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

                                     INDEX



                                                                                   Page
                                                                                   ----


PART I           FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS                                               3

                 Balance Sheets
                 September 30, 1995 (Unaudited) and
                 December 31, 1994                                                  3

                 Statements of Income
                 Nine months ended September 30, 1995
                 and 1994 and Three months ended
                 September 30, 1995 and 1994 (Unaudited)                            4

                 Statements of Cash Flows
                 Nine months ended September 30, 1995
                 and 1994 (Unaudited)                                               5

                 Notes to Financial Statements
                 September 30, 1995 (Unaudited)                                     6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                                      7

PART II          OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                  15

                        PART I.   FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                ASSETS

                                     SEPTEMBER 30, 1995 DECEMBER 31, 1994
                                     ------------------ -----------------
                                          (Unaudited)
Properties:
  Land                                      $11,641,507      $11,562,361
  Buildings And Improvements                 48,334,687       47,691,900
  Furniture And Fixtures                        295,320          246,821
  Manufactured Homes                          2,380,314        2,430,221
                                            -----------      -----------

                                             62,651,828       61,931,303
  Less Accumulated Depreciation              13,115,802       11,834,802
                                            -----------      -----------
                                             49,536,026       50,096,501

Cash And Cash Equivalents                       304,599        1,373,182
Marketable Securities                         1,400,000        1,000,000
Mortgage-backed Securities                    1,502,250        1,502,250
Unamortized financing costs                     962,958          998,958
Investment                                      500,896          500,896
Other Assets                                    328,781          622,151
                                            -----------      -----------

Total Assets                                $54,535,510      $56,093,938
                                            -----------      -----------
    LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                $96,949         $239,888
Other Liabilities                               949,576          816,937
Note Payable                                 29,865,533       29,786,033
                                            -----------      -----------

Total Liabilities                           $30,912,058      $30,842,858
                                            -----------      -----------

Partners' Equity
General Partner                                 210,540          209,153
Unit Holders                                 23,412,912       25,041,927
                                            -----------      -----------

Total Partners' Equity                       23,623,452       25,251,080
                                            -----------      -----------

Total Liabilities And
  Partners' Equity                          $54,535,510      $56,093,938
                                            -----------      -----------

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                      SEPT. 30, 1995  Sept. 30, 1994  SEPT. 30, 1995  Sept. 30, 1994

Income:
  Rental Income                           $7,534,150    $7,385,311    $2,528,844  $2,490,711
  Other                                      465,948       678,156       171,453     169,812

Total Income                              $8,000,098    $8,063,467    $2,700,297  $2,660,523

Operating Expenses:
  Administrative Expenses
  (Including $394,186, $390,252,
  $132,402 And $130,350 In Property
  Management Fees Paid To An
  Affliate For The Nine And Three
  Month Periods Ended Sept. 30, 1995
  And 1994, Respecively)                   2,230,856     2,095,800       777,734     685,918
  Property Taxes                             618,096       646,293       206,043     215,430
  Utilities                                  690,100       672,211       257,849     244,532
  Property Operations                        845,936       682,567       290,952     239,984
  Depreciation And Amortization            1,405,500     1,286,881       467,500     428,959
  Interest                                 2,070,959     1,670,230       684,955     595,171

Total Operating Expenses                  $7,861,447    $7,053,982    $2,685,033  $2,409,994

Net Income                                  $138,651    $1,009,485       $15,264    $250,529

Income Per Unit:                               $0.04         $0.31         $0.00       $0.08

Distribution Per Unit                          $0.53         $7.39         $0.13       $0.20

Weighted Average Number Of Units Of
  Beneficial Assignment Of Limited
  Partnership Interest Outstanding
  During The Periods Ending Sept. 30,
  1995 And 1994                            3,303,387     3,303,387     3,303,387   3,303,387

                       See Notes To Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                              NINE MONTHS ENDED
                                       SEPT.  30, 1995  SEPT. 30, 1994
                                       ---------------  --------------

Cash Flows From Operations:
  Net Income                                  $138,651      $1,009,485

Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating
  Activities:
    Depreciation                             1,290,000       1,266,000
    Amortization                               115,500          20,881
(Increase) Decrease In Other Assets            293,370         176,980
  Increase  (Decrease) In Accounts
    Payayables                                (142,939)        (31,823)
  Increase (Decrease) In
    Other Liabilities                          132,639        (607,778)
                                           -----------     -----------

Total Adjustments                            1,688,570         824,260
                                           -----------     -----------

    Net Cash Provided By
      Operating Activities                   1,827,221       1,833,745
                                           -----------     -----------

Cash Flows From Investing Activities:
  Purchase of Marketable Securities           (400,000)
  Capital Expenditures                        (729,525)       (241,148)
                                           -----------     -----------

    Net Cash Provided By (Used In)
      Investing Activities                  (1,129,525)       (241,148)
                                           -----------     -----------

Cash Flows From Financing Activities:
  Distributions To Partners                 (1,766,279)    (24,426,814)
                                           -----------     -----------

    Net Cash Provided By (Used In)
      Financing Activities                  (1,766,279)    (24,426,814)
                                           -----------     -----------

Increase (Decrease) In Cash                 (1,068,583)    (22,834,217)
Cash, Beginning                              1,373,182      25,701,460
                                           -----------     -----------

Cash, Ending                                  $304,599       2,867,243
                                           -----------     -----------



                      See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1995 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1995, the related statements of income and statements of cash flow for the periods ended September 30, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES


                                  NINE MONTHS ENDED                      THREE MONTHS ENDED
                          SEPT. 30, 1995     SEPT. 30, 1994         SEPT. 30, 1995   SEPT. 30, 1994
                          --------------     --------------         --------------   --------------


Property management fee
to Uniprop, Inc.:          $394,186           $390,252                $132,402          $130,350

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities.

Liquidity

Partnership liquidity is based upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least seven years. The General Partner may elect to have the Partnership own the properties for longer than ten years, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The cash flow generated by the Partnership's operations during the quarter ending September 30, 1995 amounted to $482,764. The General Partner has decided to distribute $429,440, or 3.04%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $53,324, has been added to the Partnership's cash reserves. On a quarterly basis, the General Partner will continue to evaluate cash flow available for distributions.


Results of Operations

OVERALL, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 87.9%,(2,927/3,330 sites), versus 89.1% (2,966/3,330) for September 1994. The average monthly homesite rent as of September 30, 1995 was approximately $315, versus $306, an increase of 2.9% from September 30, 1994.

                                   TOTAL           OCCUPIED         OCCUPANCY        AVERAGE
                                  CAPACITY          SITES             RATE            RENT
Ardmor Village                    339              294              86.7%            $302
Camelot Manor                     335              316              94.3              288
Country Roads                     312              259              83.0              205
Dutch Hills                       278              261              93.9              287
El Adobe                          371              344              92.7              347
Paradise Village                  611              435              71.2              257
Stonegate Manor                   308              287              93.2              289
Sunshine Village                  356              337              94.7              368
West Valley                       420              394              93.8              428
                                  ---              ---              ----              ---

TOTAL ON 9/30/95:                 3,330            2,927            87.9%            $315
TOTAL ON 9/30/94:                 3,330            2,966            89.1%            $306

During the third quarter of 1995, the Partnership generated gross revenues of $2,700,297, a 1.5% increase over the $2,660,522 generated in the third quarter of 1994. The net operating income generated by the Partnership during the third quarter was $1,167,719, an 8.3% decline from the $1,274,661 generated for the third quarter of 1994. Cash flow for the third quarter, after mortgage debt service and non-recurring items was $482,764, 28.9% less than the $679,488 generated during the third quarter of 1994.

                          GROSS            NET OPERATING    MORTGAGE      CASH
                          REVENUES            INCOME          DEBT        FLOW

Ardmor Village            $273,221         $132,388         $66,798      $65,590
Camelot Manor              262,855          133,816          79,565       54,251
Country Roads              165,326          (21,735)            -0-      (21,735)
Dutch Hills                213,398           94,063          58,818       35,245
El Adobe                   367,904          219,260         126,071       93,189
Paradise Village           304,325           46,696             -0-       46,696
Stonegate Manor            246,626          121,757          68,734       53,023
Sunshine Village           363,235          216,318          97,801      118,517
West Valley                499,547          272,573         187,168       85,405
Partnership Mgt:             3,860          (36,985)            -0-      (36,985)
Other non
Recurring Expenses:           --            (10,432)            -0-      (10,432)
                        ----------       ----------        --------     --------

Qtr. End 9/30/95:       $2,700,297       $1,167,719        $684,955     $482,764
Qtr. End 9/30/94:       $2,660,522       $1,274,661        $595,173     $679,488

The Partnership's operating expenses for the third quarter of 1995 were approximately $140,000 higher than the Partnership's operating expenses for the same period in 1994. The higher operating expenses in 1995 were the result of increases in marketing, legal, and repair and maintenance expenses. The decline in cash flow for the third quarter of 1995 versus the same quarter in 1994 is due primarily to an increase in the floating rate on the first mortgage debt.

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 86.7% (294/339 sites) as of September 30, 1995, versus 85.5% as of September 30, 1994. The average rent was approximately $302 per homesite as of September 30, 1995, versus $295 as of September 30, 1994, an increase of 2.4%. For the third quarter, Ardmor Village generated gross revenues of $273,221, or 13.1% more than the $241,591 reported for the same quarter in 1994. Net operating income for the quarter was $132,388, 19.1% higher than the $111,151 earned during the same quarter in 1994. The increases in both gross revenues and net operating income was due to higher average occupancy and lower operating expenses.

Improvement and maintenance actions during the third quarter focused on installing new landscaping and painting fences around the new playground/recreation areas.

Management reported five new resident homes moved into the community during the third quarter. With the over-all housing market in the southern Minneapolis suburbs continuing to improve, management expects to see further improvements in occupancy at Ardmor Village in the coming quarters. In addition to offering dealer marketing incentives for resident referrals, management has three new model homes set-up and offered for sale within the community. As of the end of the third quarter, one new home was reported sold and one was pending.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 94.3% (316/335 sites) as of September 30, 1995, versus 94.9% as of September 30,
1994.   The average rent was $288 per homesite as of September 30, 1995, versus
$279 as of September 30, 1994, an increase of 3.2%. For the third quarter of 1995, Camelot Manor generated gross revenues of $262,855, 4.8% more than the $250,719 reported in the same quarter in 1994. Net operating income for the quarter was $133,816, 11.9% higher than the $119,572 earned during the same quarter in 1994. Increases in gross revenues and net operating income for the third quarter of 1995 versus the same quarter in 1994 were the result of lower operating expenses and higher average rents.

Improvement and maintenance actions undertaken during the third quarter involved repairs to underground utility lines, installation of concrete for new resident homes, and painting community-owned buildings. Also started during the third quarter was preliminary work for a new "community mailbox" structure.

Leasing activity at Camelot Manor remains very strong. Management reported that 15 new resident homes were moved into the community during the third quarter. However, due to private land sales and home sales, ten homes were moved out of the community during the third quarter.

Management reports that this recent trend toward private land placement has increased vacancies at many area communities. To counter this recent trend, management has enhanced its marketing incentives offered to home dealers and new residents moving homes into Camelot Manor.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 83.0% (259/312 sites) as of September 30, 1995, versus 81.1% as of September 30, 1994. The average rent was $205 per homesite as of September 30, 1995, which represents no rent increase from the same quarter of 1994. For the third quarter of 1995, Country Roads generated gross revenues of $165,326, versus $137,065 for the same quarter in 1994. Net operating income for the quarter was a negative $21,735, versus a positive $12,780 for the third quarter of 1994. The decline in income is due primary to increased operating expenses associated with renovations on the community-owned lease homes and marketing incentives.

Improvement and maintenance items undertaken at the community during the quarter included repairs to the damaged entrance signs, landscaping on the community's common grounds, and renovations on community-owned lease homes. Also completed during the third quarter was the significant reconstruction work on the community roads and resident driveways. Budgeted to be completed in 1995 are renovations to the community center building and installation of a new playground/recreation center.

Management continues to aggressively market the vacant homesites to area home dealers by offering cash incentives for resident referrals. This marketing concept has proven successful in moving over 40 new residents into Country Roads during the past nine months. However, due to evictions and repossessions of older homes, occupancy has increased only slightly over the same period in 1994. During the third quarter, the community has reported an increase in sales traffic for the lease/purchase homes. As of September 30, 1995, 61, or 87.1% of the Lease/Purchase homes in Country Roads are occupied. Management will continue to implement these aggressive marketing plans and is hopeful that occupancy will continue to increase throughout the remainder of 1995.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 93.9% (261/278 sites) as of September 30, 1995, versus 89.9% as of September 30, 1994. The average rent was $287 per homesite as of September 30, 1995, versus $279 as of September 30, 1994, an increase of 2.9%. For the quarter, Dutch Hills generated gross revenues of $213,398, slightly more than the $209,975 reported for the same quarter in 1994. Net operating income was $94,063, 18.3% less than the $115,242 earned during the same quarter in 1994. This decline in income was due primarily to increased marketing expenses.

Improvement and maintenance actions undertaken during the third quarter focused on the installation of new landscaping at the community entrance and around the community center building. The total cost of the new landscaping was approximately $17,000. Also budgeted for 1995 is approximately $35,000 for road and driveway repairs.

Management reported further improvement in leasing activity at Dutch Hills during the third quarter. Management attributes the improvement to increased dealer incentives and the capital improvements made to the community over the past several quarters. Area home dealers have started to comment on the capital improvements and how much more appealing the community has become to younger residents with children. Also helping to attract new residents to Dutch Hills is the location of the community to local expressways and shopping centers.

EL ADOBE, in Las Vegas, Nevada, reported an occupancy of 92.7% (344/371 sites) as of September 30, 1995, versus 91.1% as September 30, 1994. The average rent on September 30, 1995 was $347 per homesite, versus $337 as of September 30, 1994, an increase of 3.0%. For the third quarter of 1995, El Adobe generated gross revenues of $367,904, 6.4% more than the $345,969 reported for the same quarter in 1994. Net operating income for the quarter was $219,216, a 7.9% increase over the $203,475 generated during the same quarter in 1994. This increase in income is due to lower operating expenses and higher average rent.

Improvement and maintenance actions undertaken during the third quarter were limited to the on-going asphalt resurfacing of residents' driveways and the installation of additional landscaping around the community center building.

Although the Las Vegas housing market remains strong, home dealers are reporting that demand has increased primarily for multi-section homes. To take advantage of the market demand for larger home sites, management has recently converted four vacant single-section homesites into three larger multi-section homesites. As a result, two of the new, larger homesites, have been leased by residents with new multi-section homes. In addition to the site conversions, management has also begun to set-up its own dealership operation. Once fully established, management will be able to place and sell new model homes within El Adobe. Due to the unique laws in Nevada, it has taken management several months to establish the new home dealership.

PARADISE VILLAGE, in Tampa, Florida, reported an occupancy of 71.2% (435/611 sites) as of September 30, 1995, versus 81.2% as of September 30, 1994. The average rent on September 30, 1995 was $257 per homesite, versus $246 as of September 30, 1994, an increase of 4.5%. For the third quarter of 1995, Paradise Village generated gross revenues of $304,325, versus the $369,272 reported for the same quarter in 1994. Net operating income for the quarter was $46,696, 46.0% less than the $86,816 earned during the same quarter in 1994. The decline in income is the result of lower occupancy of the community-owned lease homes and higher marketing expenses.

Improvement and maintenance actions undertaken during the quarter included the installation of new boundary fencing around the community and the replacement of roofing on both the community center and mailbox buildings. Also budgeted for 1995 is the replacement of the water treatment facility and asphalt resurfacing work on the community parking area.

Management reports a large increase in lender repossessions and evictions during the third quarter, which resulted in a 10.0% decline in occupancy
compared to the same period in 1994.   In addition, leasing activity during the
third quarter was below expectations. In response to this downward trend, dealer marketing programs were enhanced and additional advertising has been purchased. Management anticipates positive results from the new marketing programs and leasing efforts by the end of the fourth quarter.

As of September 30, 1995, Paradise Village had 49, or 47.5%, of the lease/purchase program homes leased or leased with an option to purchase. The average monthly lease payment on the program homes was approximately $435. Management expects occupancy on the community-owned lease homes to improve once the budgeted renovations are completed and homes are placed back on the market.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 93.2% (287/308
sites) as of September 30, 1995, versus 91.6% as of September 30, 1994.   The
average rent was $289 per homesite as of September 30, 1995, versus $282 as of September 30, 1994, an increase of 2.5%. For the third quarter of 1995, Stonegate Manor generated gross revenues of $246,626, versus $240,864 for the same quarter in 1994. Net operating income for the quarter was $121,757, 6.7% less than the $130,502 reported during the same quarter in 1994. The decline in income for the third quarter compared to the same quarter in 1994 was due to higher marketing expenses.

Improvement and maintenance actions undertaken during the quarter were limited to repairs to curbs and sidewalks. Also started during the third quarter was the installation of a new playground/recreation center.

Seven new resident homes were moved into the community during the third quarter. Management attributes this strong leasing activity to the current dealer marketing incentives being offered. In addition, two new model homes have been set-up and are being offered for sale by a local dealership. Management anticipates reaching stabilized occupancy at Stonegate Manor by the first quarter of 1996, assuming no unforeseen downturn in the Lansing economy.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 94.7% (337/356 sites) as of September 30, 1995, versus 95.8% as of September 30, 1994. The average rent was $368 per homesite as of September 30, 1995, versus $362 as of
September 30, 1994, an increase of 1.7%.   For the third quarter of 1995,
Sunshine Village generated gross revenues of $363,235, versus $364,234 for the same quarter in 1994. Net operating income was $216,318, versus $225,821, a decrease of 4.2% from the same quarter in 1994. The decline in income for the third quarter of 1995, compared to the same quarter of last year, is due to lower occupancy and higher legal expenses.

Improvement and maintenance actions undertaken during the quarter focused on renovations to the resident manager's home and repairs to the pumps for the community pool.

Management has started to purchase some of the older homes within the community in an effort to upgrade the over-all appearance of the community. Many of the older homes that have been removed are being replaced by new, larger, multi-section homes. This marketing plan has been established to attract more young families to Sunshine Village and to improve the community's over-all resident profile.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 93.8% (394/420 sites) as of September 30, 1995, versus 94.8% as of September 30, 1994. The average rent was $428 per homesite as of September 30, 1995, versus $412 as of
September 30, 1994, an increase of 3.9%.   For the third quarter of 1995, West
Valley generated gross revenues of $499,547, versus $476,849, 4.8% more than the same quarter in 1994. Net operating income was $272,573, 11.6% less than the $308,153 generated during the same quarter in 1994. The decline in income for this quarter compared to the same quarter in 1994 resulted from significantly higher expenses associated with the community's water usage.

Improvement and maintenance actions undertaken during the quarter involved the on-going replacement of old and worn-out wiring for the community street lights and the replacement of the heater for the spa at the community pool.

Occupancy declined slightly at the community during the third quarter due to forced evictions by management. However, management expects to recover to stabilized occupancy at West Valley during the fourth quarter. The Las Vegas gaming industry continues to grow at a staggering pace. Three new hotels are now under construction and, as a result, are expected to create 2.5 jobs for every new room built. This expected job growth is mostly for service related jobs and meets the tenant profile for West Valley. Also adding to West Valley's advantage, is its ideal location to the strip and the West Las Vegas School District.


MANAGEMENT EXPENSES

Net partnership management expenses for the quarter amounted to a negative $36,985. Expenses of $40,845 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $3,860, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the third quarter of 1994 were $8,173, $15,811 and $23,984 respectively. The higher net expenses this quarter compared to the same quarter of last year resulted from lower interest income on Partnership reserves.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       Exhibit Number            Description
                       --------------            -----------
                         27                      Financial Data Schedule

                  (b)  Reports on Form 8-K
                       There were no reports filed on Form 8-K during the three months ended September 30, 1995.

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


                             Uniprop Manufactured Housing Communities
                             Income Fund II, a Michigan Limited Partnership

                             BY: Genesis Associates Limited Partnership, General Partner

                                      BY:     Uniprop, Inc.,
                                              its Managing General Partner

                                              By: /s/ Paul M. Zlotoff
                                                 -----------------------------
                                                  Paul M. Zlotoff, President



                                              By: /s/ Gloria A. Koster
                                                 -----------------------------
                                                  Gloria A. Koster,
                                                  Principal Financial Officer



Dated: November 14, 1995

                                EXHIBIT INDEX

Exhibit
  No.                              Description                       Page
-------                            -----------                       ----
  27                           Financial Data Schedule