Form 10-K
period 1995-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1996-03-29
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995 Commission File No. 0-16701


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



             MICHIGAN                                     38-2593067
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                    identification number)

                 280 DAINES STREET, BIRMINGHAM, MICHIGAN 48009
              (Address of principal executive offices) (Zip Code)

                                 (810) 645-9261
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
 $20 per unit, units of beneficial assignments of limited partnership interest


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes [X]         No [ ]


As of March 1, 1996, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 1996 appraisal of Partnership properties), was approximately $40,668,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

                                   PART I

ITEM 1. BUSINESS

General Development of Business

     Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of nine manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (810) 645-9261.

     The Partnership filed an S-11 Registration Statement in November 1986 which was declared effective by the Securities and Exchange Commission on December 23, 1986. The Partnership thereafter sold 3,303,387 units (the "Units") of beneficial assignment of limited partnership interest representing capital contributions by unit holders (the "Unit Holders") to the Partnership of $20 per unit. The sale of all 3,303,387 Units was completed in December, 1987, generating $66,067,740 of contributed capital to the Partnership.

     On April 1, 1987, the Partnership acquired Sunshine Village, a 356-space manufactured housing community located in Davie, Florida and Ardmor Village, a 339-space manufactured housing community located in Lakeville, Minnesota. On May 22, 1987, the Partnership acquired Camelot Manor, a 335-space manufactured housing community located in Grand Rapids, Michigan. On July 1, 1987, Country Roads, a 312-space manufactured housing community located in Jacksonville, Florida and Paradise Village, a 611-space manufactured housing community located in Tampa, Florida, were acquired by the Partnership. On September 1, 1987, Dutch Hills, a 278-space manufactured housing community located in Haslett, Michigan and Stonegate Manor, a 308-space manufactured housing community located in Lansing, Michigan, were acquired by the Partnership. On January 8 and 15, 1988, respectively, the Partnership acquired West Valley, a 420-space manufactured housing community, and El Adobe, a 371-space manufactured housing community, both located in Las Vegas, Nevada.

     The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can be achieved.

     On December 27, 1993, the Partnership participated in a financing transaction (the "Mortgage Financing") which created mortgage financing for 28 manufactured housing communities (collectively, the "Projects," and individually, a "Project"). Seven (7) of the Projects are owned by the Partnership; thirteen (13) are owned by affiliates of Genesis Associates Limited Partnership, the general partner of the Partnership (the "General

Partner"), and eight (8) are owned by unrelated third parties. The Projects owned by the Partnership (the "Fund II Projects") are as follows:

                        Ardmor Village
                        Camelot Manor
                        Dutch Hills
                        El Adobe
                        Stonegate
                        Sunshine Village
                        West Valley

     Essentially, mortgage notes executed by the owners of each of the Projects were issued in favor of Neutron-Uniprop, Inc. ("Neutron"), a wholly-owned subsidiary of Uniprop, Inc. (an affiliate of the General Partner), and assigned by Neutron to an independent trustee of a newly-formed trust (the "Trust").
The specific purpose of the Trust is to hold the mortgage notes and the mortgages and other security provided in connection therewith for the benefit of the owners of the newly-issued Uniprop MHC Mortgage Pass-Through Certificates (the "Mortgage Certificates"). The proceeds derived from the sale of the Mortgage Certificates were used to fund the mortgage loans made to the Project owners and pay the various expenses of the transaction.

     Five classes of Mortgage Certificates were issued with varying seniority and carrying different interest rates. The interest rate on the senior securities (i.e. the Class A Certificates) floats and equals 1.67% in excess of the LIBOR rate, computed monthly. The Class B and D Certificates carry fixed rates of interest of 7.04% and 7.5%, respectively. The interest rate on the Class C Certificate floats and equals 2.5% in excess of the libor rate, computed monthly. The Class R Certificates do not have a principal balance or accrue interest.

     The original principal amounts of the mortgage loans for the Fund II Projects and their terms are as follows:


                        Ardmor Village       $2,930,000
                        Camelot Manor        $3,490,000
                        Dutch Hills          $2,580,000
                        El Adobe             $5,530,000
                        Stonegate            $3,015,000
                        Sunshine Village     $4,290,000
                        West Valley          $8,210,000

        Term:               30 years

        Amortization:       Years 1-5; none
                            Years 6-30; 25 year schedule

        Interest Rate:      Weighted average cost of the Mortgage Certificates
                            plus 135 basis points (the "Excess Interest"), computed monthly, but in no event greater than 9.9% per annum in years 1 through 10 and 10.9% per annum in years 11 through 30, or less than 7% per annum in years 1 through 10 or 8% per annum in years 11 through 30. After payment of certain servicing expenses and the costs of administering the Trust, the Excess Interest will be used to reduce the principal balance of the Mortgage Certificates, which could ultimately result in an increase in the value of the Class R Certificates.

        Prepayment:   Penalty of 5%, 4%, 3%, 2%, and 1% of the principal
                      amount outstanding for prepayment in years 1, 2, 3, 4, and 5, respectively. No prepayment penalty after year 5.

        All prepayments of principal made under any of the mortgage notes will be applied in reduction of the principal balance of the Mortgage Certificates
according to their respective payment priorities.   To the extent the Excess
Interest is not used to pay servicing fees and other costs of the trustee and servicers, it will be applied first in reduction of the principal balance of the Class B Certificates and Class C Certificates, pro rata until reduced to zero, then in reduction of the principal balance of the Class A Certificates until reduced to zero, and then in reduction of the Class D Certificates until reduced to zero. As a result of the foregoing, the weighted average cost of the Mortgage Certificates and, therefore, the interest rate charged to each Project owner, may increase due to prepayment by another borrower and as the principal amount of the Mortgage Certificates is reduced. In addition, because the Fund II Projects all have a common owner, the loans to each of the Fund II Projects are cross-defaulted and cross-collateralized with one another, such that a default by Uniprop Income Fund II with respect to any one of its loans will permit the enforcement of remedies on behalf of the Trust against all seven (7) Fund II Projects and recovery against each Fund II Project in excess of the amount of its mortgage loan.

        As a condition to participating in the mortgage-backed securities transaction, each Project owner was required to use approximately 5% of its mortgage proceeds to purchase a subordinated portion of the mortgage-backed securities, the Class D Certificates. The Class D Certificates are not rated, carry a fixed interest rate of 7.5% per annum and are subordinated to the Class A, Class B and Class C Mortgage Certificates, although, as long as there are sufficient funds in the Trust, the holders of the Class D Certificates are entitled to receive monthly payments of interest. The Partnership was issued a Class D Certificate with a face amount of $1,502,250.

        The Class R Certificates, which constitute the residual interest in the Trust, are owned by Uniprop MHC Residual L.L.C., a newly created Michigan limited liability company (the "R Holder"or "LLC"). The owners of the R Holder are the respective owners of the Projects participating in this mortgage-backed securities financing, with their ownership interest determined based on the amount each Project owner contributes to the value of the Class R Certificates. Initially, the Partnership holds a 20.986% interest in the R Holder.

Financial Information About Industry Segment

        The Partnership's business and only industry segment is the operation of its nine manufactured housing communities. Partnership operations commenced in April 1987 upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

        The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It is intended that the Partnership will hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition, although a Property may be disposed of earlier or later, if in the opinion of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Hutton Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

Competition

        The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured home sites on a collective basis. This trend may result in increased competition with the Partnership for tenants. In addition, the General Partner, its affiliates or both, has and may in the future participate directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects which may be in direct competition with one or more of the Properties.

        Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately nine communities in the Lakeville, Minnesota area offering approximately 2,362 housing sites. Camelot Manor competes with approximately 15 communities in the Grand Rapids, Michigan area offering approximately 3,538 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately five communities offering approximately 1,332 housing sites. The Tampa, Florida area contains approximately four communities offering approximately 1,568 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 13 other communities in the Lansing, Michigan area offering approximately 3,887 housing sites. In the Las Vegas, Nevada area, West Valley and El Adobe compete with approximately 10 other communities offering approximately 2,948 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.

Governmental Regulations

        The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village, Country Roads and Paradise Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property from any party that it is considering or negotiating, it must notify any such homeowners association that it has received an offer, state to the homeowners association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan, Minnesota and Nevada, where its operations are conducted.

Employees

        The Partnership employs three part-time employees to perform
Partnership management and investor relations services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $40,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

ITEM 2. PROPERTIES

        The Partnership purchased all nine manufactured housing communities for cash. As a result of the Mortgage Financing, seven of the nine Properties are encumbered with mortgages in the following original principal amounts:


                          Ardmor Village    $2,930,000
                          Camelot Manor     $3,490,000
                          Dutch Hills       $2,580,000
                          El Adobe          $5,530,000
                          Stonegate         $3,015,000
                          Sunshine Village  $4,290,000
                          West Valley       $8,210,000


Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. In January 1990, the Partnership did begin acquiring some homes in conjunction with its home purchase/lease program for Country Roads and Paradise Village. Each of the Properties has a community center which includes offices, meeting rooms and game rooms. The Ardmor Village community includes a resident manager's apartment. Country Roads has a 1,200 square foot rental cottage. Each of the Properties, except Stonegate Manor, has a swimming pool. Several of the Properties also have laundry rooms, playground areas, garage and maintenance areas and recreational vehicle or boat storage areas.

     The table below contains certain information concerning the Partnership's nine properties.


PROPERTY NAME                                   NUMBER
AND LOCATION        YEAR CONSTRUCTED  ACREAGE  OF SITES
------------        ----------------  -------  --------
Ardmor Village
Cedar Avenue S.
Lakeville, MN             1974          74       339

Camelot Manor
South Division
Grand Rapids, MI          1973          57       335

Country Roads
Townsend Road
Jacksonville, FL          1967          37       312

Dutch Hills
Upton Road
Haslett, MI               1975         42.8      278

El Adobe
N. Lamb Blvd.
Las Vegas, NV             1975          36       371

Paradise Village
Paradise Drive
Tampa, FL                 1971          91       611

Stonegate Manor
Eaton Rapids Drive
Lansing, MI               1968         43.6      308

Sunshine Village
Southwest 5th St.
Davie, FL                 1972          45       356

West Valley
W. Tropicana Ave
Las Vegas, NV             1972          53       420

ITEM 3. LEGAL PROCEEDINGS

        In the opinion of the Partnership and its legal counsel, there are no material legal proceedings pending except such ordinary routine matters as are incident to the kind of business conducted by the Partnership. To the knowledge of the Partnership and its counsel, no legal proceedings have been instituted or are being contemplated by any governmental authority against the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The voting privileges of the Unit Holders and limited partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% of the then outstanding interests. There have been no matters submitted to a vote of the limited partners during the last fiscal year.





                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS

        There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop. During the last twelve months, less than two and one-half percent (2.5%) of the Units have been transferred, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

        The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March, 1996, the Properties were appraised at an aggregate fair market value of $72,900,000. Assuming a sale of the nine properties in March 1996, at the appraised value, less payment of selling expenses, the contingent purchase price due to sellers and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $40,668,000 or $12.31 per unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 1996, the Partnership had approximately 4,850 Limited Partners holding Units.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes selected financial data for the Partnership for the periods ended December 31, 1995, 1994, 1993, 1992 and 1991:


                      Fiscal Year   Fiscal Year        Fiscal Year        Fiscal Year        Fiscal Year
                         Ended         Ended             Ended              Ended              Ended
                        December     December           December           December           December
                        31, 1995     31, 1994           31, 1993           31, 1992           31, 1991
                      ------------  -----------        -----------        -----------        -----------
Total Assets           $54,472,196  $56,093,938        $80,219,220        $54,341,204        $54,347,511
                      ============  ===========        ===========        ===========        ===========
Long Term
Debt                   $29,894,586  $29,786,033        $29,660,353                N/A                N/A
                      ------------  -----------        -----------        -----------        -----------
Income                  11,210,541   11,302,229         10,114,080          9,771,109          8,890,147
Expenses               (10,670,390)  (9,857,350)        (7,261,446)        (6,761,328)        (6,214,520)
                      ------------  -----------        -----------        -----------        -----------
Net Income                $540,151   $1,444,879         $2,852,634         $3,009,781         $2,675,627
                      ============  ===========        ===========        ===========        ===========
Distributions to
Unit Holders, per
Unit:                         $.66        $7.60              $1.40              $1.05              $1.40
Income per Unit:              $.16         $.43               $.85               $.90               $.80
Weighted average
number of Units
outstanding:             3,303,387    3,303,387          3,303,387          3,303,387          3,303,387

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

Liquidity

        During 1995, the Partnership generated adequate amounts of cash to meet its operating needs, fund capital improvements and pay distributions to Partners. The Partnership borrowed $30,045,000 in December of 1993 through the Mortgage Financing. The net proceeds from the Mortgage Financing, after expenses and repayment of $2,350,523 in unsecured debt, were approximately $24,800,000. With the financing proceeds, the Partnership's Statement of Cash Flows for the year ended December 31, 1993 reflected Cash and Cash Equivalents, at year end of $25,701,460. However, as discussed under the section entitled "Capital Resources," $23,119,767 of the net proceeds of the Mortgage Financing was distributed to the Unit Holders in February, 1994.

        The Partnership expects to generate adequate amounts of cash to meet its operating needs during the next fiscal year.

Capital Resources

        The capital formation phase of the Partnership began on April 1, 1987 when Sunshine Village and Ardmor Village were purchased by the Partnership and operations commenced. It ended on January 15, 1988 when El Adobe, the Partnership's last property, was purchased. The total capital raised through December 1987 was $66,067,740 of which approximately $58,044,000 was used to purchase the nine Properties after deducting sales commissions, advisory fees and other organization and offering costs.

        In an effort to provide Unit Holders with a return of capital and eliminate the cumulative preferred return deficit owed to them, the General Partner, with majority consent from the Unit Holders, mortgaged seven of its nine Properties through the Mortgage Financing at approximately 56.0% of their appraised value, or $30,045,000.

        On or around February 15, 1994, the Partnership distributed $23,119,767 to the Unit Holders or $6.99 per $20.00 Unit held. $13,572,978 (or $4.11 per
Unit), restored the shortfall in the Unit Holders 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per unit), was a partial return of the Limited Partners' original capital contributions.

        After payment of the $23,119,767 distribution to the Unit Holders, the Partnership had sufficient cash to establish a long-term capital improvement reserve of $1,500,000. This capital improvement reserve will be used to cover expenses associated with the long term capital improvements budgeted for the Properties over the next five years.

        As described in Note 3 to the Financial Statements, the term of the mortgage notes executed in connection with the Mortgage Financing payable are for a period of 30 years with interest only payments required for the first 5 years. Beginning in year 6, principal and interest payments are required on a self amortizing basis through December of 2023. The minimum mortgage interest rate is 7.0% per annum through December 2003 and 8.0% thereafter. The maximum mortgage interest rate is 9.9% per annum through December 2003 and 10.9% thereafter. Each of the seven mortgaged Properties is cross-collateralized.

        As part of the Mortgage Financing, the Partnership was required to purchase $1,502,250 in mortgage-backed securities. These mortgage-backed securities equal approximately 5.0% of the seven mortgage notes payable and pay interest computed at a monthly fixed rate of 7.5% per annum.

        The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing. In addition, as a result of the borrowing, there is potential adverse impact on the amount of distributions to the Unit Holders in future years. The General Partner anticipates, based on 1996 projections, that distributions to the Unit Holders will be approximately 3.0% to 4.5% through 1997.

Results of Operations

        a.  Distributions

        Distributions to the Unit Holders totalled $2,195,720 in 1995, $25,098,000 in 1994, and $4,624,742 in 1993.

        In February 1994, $23,119,767, a part of the Mortgage Financing proceeds, was distributed to the Unit Holders, of which $13,572,978 represented the elimination of the preferred return deficit that existed, and $9,546,789 which represented a partial return of capital.

        Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to Unit Holders in 1995, 1994 and 1993. As described in Note 3 to the Partnership's financial statements, the cummulative preferred return deficit, through December 1993 was paid in full in February 1994. The cummulative unpaid preferred return deficit that has accumulated during 1995 totalled approximately $3,456,000. No distributions can be made to the General Partner until the cummulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1995, the unpaid amount to be distributed to the General Partner from future capital transactions was approximately $5,300,000.

        b.  Net Income

        For the years ended December 31, 1995, 1994 and 1993, net income was $540,151, $1,444,879 and $2,852,634 on total revenues of $11,210,541,
$11,302,229, and $10,114,080, respectively.

        Net income plus depreciation and amortization, less distributions to Unit Holders, was $235,334, $1,329,538 and $(84,171) for 1995, 1994 and 1993,
respectively. The higher income reported in 1994 is a direct result of the Mortgage Financing completed in December 1993.

        c.  Partnership Management

        Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $149,523 in 1995, $49,897 in 1994 and $288,651 in 1993. Transfer fees, net income equity in the LLC and interest on cash reserves totalled $608,464 in 1995, $717,137 in 1994 and $19,722 in 1993.

        The decrease in net management expenses between 1994 and 1993 is due to the net income related to equity in the LLC as described in Note 3 of the Financial Statements and interest income on cash reserves.



        d.  Property Operations


        Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 88.2% (2,936/3,330 sites) as of December 1995, versus 89.3% in December 1994; and 86.7% in December 1993. The average collected monthly rent was approximately $316 per home site in December 1995, versus $307 in December, 1994 and $289 in December, 1993, an increase each year of 2.9% and 6.2%, respectively.



                  TOTAL
                  SITES    OCCUPIED SITES       OCCUPANCY RATE       AVERAGE RENT
                  -----  -------------------  -------------------  ----------------
                         1995   1994   1993   1995   1994   1993   1995  1994  1993
                         -----  -----  -----  -----  -----  -----  ----  ----  ----
Ardmor Village      339    298    290    283   87.9%  85.5%  83.5% $304  $297  $291
Camelot Manor       335    316    318    310   94.3   94.9   92.5   290   281   274
Country Roads       312    265    257    227   84.9   82.4   72.8   205   205   206
Dutch Hills         278    260    252    255   93.5   90.6   91.7   289   281   270
El Adobe            371    347    342    346   93.5   92.2   93.3   347   337   316
Paradise Village    611    435    487    434   71.2   79.7   71.0   257   246   233
Stonegate Manor     308    292    285    291   94.8   92.5   94.5   291   283   274
Sunshine Village    356    331    342    345   93.0   96.1   96.9   368   364   342
West Valley         420    392    400    397   93.3   95.2   94.5   428   412   396
                  -----  -----  -----  -----  -----  -----  -----  ----  ----  ----
Overall           3,330  2,936  2,973  2,888   88.2%  89.3%  86.7% $316  $307  $289

        During the 1995 fiscal year, before Partnership management and nonrecurring expenses and debt service, the Partnership's nine properties generated net operating income of $5,069,250 or 47.4% of total revenues compared to $5,424,401 or 51.2% of total revenues; and $5,082,161 or 50.3% of total revenues, in 1994 and 1993, respectively.

        The decrease in net operating income between 1995 and 1994, is a direct result of decreased occupancies and higher expenses.

        The table below summarizes gross revenues and net operating income for the Properties during 1995, 1994 and 1993.


                                GROSS REVENUE                    NET OPERATING INCOME(1)
                    -------------------------------------  ------------------------------------
                           1995         1994         1993         1995         1994        1993
                    -----------  -----------  -----------  -----------  -----------  ----------
Ardmor Village       $1,058,592     $997,311     $932,822     $563,269     $548,538    $471,314
Camelot Manor         1,050,043    1,022,205      953,944      560,413      486,508     430,512
Country Roads           624,061      582,832      553,547      (43,518)      54,916      (5,398)
Dutch Hills             859,073      834,170      810,431      449,811      449,401     440,281
El Adobe              1,436,567    1,355,322    1,348,107      902,642      861,757     831,487
Paradise Village      1.236.377    1,479,452    1,346,439       78,478      304,769     378,482
Stonegate Manor         956,926      959,618      944,586      474,846      529,542     520,687
Sunshine Village      1,448,518    1,451,896    1,306,554      881,978      904,305     733,381
West Valley           1,931,920    1,902,286    1,897,928    1,201,331    1,284,665   1,281,415
                    -----------  -----------  -----------  -----------  -----------  ----------
                     10,602,077   10,585,092   10,094,358    5,069,250    5,424,401   5,082,161
Partnership
Mgmt.                   608,464      717,137       19,722     (149,523)     (49,897)   (288,651)

Other nonrecurring
expenses                                                      (229,647)    (200,126)   (252,939)

Debt Service                                                (2,757,125)  (2,367,501)        N/A
                    -----------  -----------  -----------  -----------  -----------  ----------
TOTAL:              $11,210,541  $11,302,229  $10,114,080   $1,932,955   $2,806,877  $4,540,571

(1)  Net operating income does not include depreciation or amortization.

        Each of the following three Properties had occupancy rates well below the other six Properties which had occupancy rates between 90% and 97%.

        Ardmor Village, in Lakeville, Minnesota, had an occupancy of 87.9% (298/339 sites) as of December, 1995 compared to 85.5% as of December, 1994 and 83.5% in 1993. The average rent in December, 1995 was $304 per home site versus $297 in December, 1994 and $291 in December, 1993, an increase of 2.4% and 2.0% in each year, respectively.

        The property's 1995 net operating income of $563,269 represented 53.2% of revenues versus $548,538 or 55.0% of revenues in 1994 and $471,314 or 50.5% in 1993. The increase in net operating income is primarily due to increased occupancy and higher rents. The General Partner has stopped placing lease/purchase homes at the community and started a new home sales program, which the General Partner anticipates will continue to help improve occupancy during 1996.

        Country Roads, in Jacksonville, Florida, reported an occupancy of 84.9% (265/312 sites) as of December, 1995 compared to 82.4% in 1994 and 72.8% in 1993. The average rent in December, 1995 was $205, which represents no increase from the $205 reported in December 1994 and is a slight decrease from the $206 reported in December 1993.

        The property's 1995 net operating income loss of ($43,518) represented -7.0% of revenues versus $54,916 or 9.4% of revenues in 1994 and $5,398 or -1.0% of revenues in 1993. The decrease in net operating income from 1994 to 1995 is primarily due to higher marketing expenses.

        Paradise Village, in Tampa, Florida, reported an occupancy of 71.2% (435/611 sites) as of December, 1995 compared to 79.7% in 1994 and 71.0% in 1993. The average rent in December, 1995 was $257, versus $246 in 1994 and $233 in 1993, an increase of 4.5% and 5.6% respectively.

        The property's 1995 net operating income of $78,478 represented 6.3% of revenues compared to $304,769 or 20.6% of revenues in 1994 and $378,482 or 28.1% in 1993. During 1995, management has started to phase out the lease/purchase proram. As a result, lease home income declined significantly and expenses to repair the lease homes increased.

        In 1996 and for the foreseeable future, the Partnership expects to meet its expenditures from operating revenues and to distribute excess cash flow, after retention of an adequate cash reserve, to its Unit Holders and Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Partnership's financial statements for the fiscal year ended December 31, 1995, 1994 and 1993, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership, as an entity, does not have any officers or directors. The General Partner is a Michigan limited partnership which has two general partners; Uniprop, Inc. and Paul M. Zlotoff. The managing general partner of Genesis Associates is Uniprop, Inc.

        Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers and directors of Uniprop, Inc., during the last five years or more is as follows:

        Paul M. Zlotoff, 46, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman and Chief Executive Officer of Uniprop, Inc. in May 1986 and has been its President since 1979. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

        Steven P. Adler, 45, has been Vice President - Acquisitions and Director of Operations for Uniprop, Inc. since 1984. Mr. Adler is a past member of the Michigan Mobile Home Commission. He has been involved in the manufactured housing industry since 1978. Mr. Adler's responsibilities on behalf of Uniprop, Inc. include property acquisitions, and the overall direction for the operation of properties, including management, marketing and construction. Mr. Adler obtained a B.A. from Bard College, a M.S. in Resource Management and a M.A. in Sociology from the University of New Hampshire.

        Ron Bunce, 39, has been Vice President - Western Regional Director since July 1993. Mr. Bunce's responsibilities include property acquisitions and administration of all western properties. Before joining Uniprop, Inc., Mr. Bunce served as Vice President of Angeles Corporation for eight years, as well as managed 21 manufactured home communities located throughout the country. In addition, he was a member of the Board of Directors of the Florida Manufactured Housing Association. Mr. Bunce graduated magna cum laude from Bryant College in Smithfield, Rhode Island with a degree in economics, and also holds a general securities license.

        Gloria Koster, 42, has been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. She has an M.B.A. from the University of Detroit.

        Terry Winter, 36, joined Uniprop, Inc. in August 1990 to become Vice President - Public Programs. He is responsible for financial analysis of properties, placement of investments, management and marketing for public and private programs. From March 1989 until August 1990, Mr. Winter was vice president of marketing/business development in Dallas, Texas, with Home Owners Funding Corp. of America, a mortgage banking originator and servicer specializing in loans for manufactured homes and manufactured housing communities. From February 1987 to March 1989, he had been vice president of loan services at Home Owners. From July 1982 until February 1987, before assets of that company were acquired by Home Owners in 1987, Mr. Winter had been vice-president of real estate management with Commodore Financial Services Corp. Mr. Winter has a B.B.A. in finance from Wayne State University.

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership has no executive officers and therefore, no officers received a salary or remuneration exceeding $100,000 during the last fiscal year. The General Partner of the Partnership and an affiliate, Uniprop, Inc., received certain compensation and fees during the fiscal year in the amounts described in Item 13. Depending upon the results of operations and other factors, the Partnership anticipates that it will provide similar compensation to the General Partner and Uniprop, Inc. during the next fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        The Partnership is a limited partnership duly formed pursuant to the Uniform Limited Partnership Act, as amended, of the State of Michigan. The General Partner, Genesis Associates Limited Partnership, is vested with full authority as to the general management and supervision of business and the other affairs of the Partnership, subject to certain constraints in the
partnership agreement and consulting agreement.   Unit holders and/or limited
partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. No person owns of record or beneficially, more than five percent of the Partnership's Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following discussion describes all of the types of compensation, fees or other distributions paid by the Partnership or others to the General Partner or its affiliates from the operations of the Partnership during the last fiscal year, as well as certain of such items which may be payable during the next fiscal year. Certain of the following arrangements for compensation and fees were not determined by arm's length negotiations between the General Partner, its affiliates and the Partnership.

        Paul M. Zlotoff has an interest in the original sellers of Sunshine Village and Ardmor Village and is entitled to share in a contingent purchase price with respect to each Property, when and if the Properties are sold and the sellers become entitled thereto. The maximum amounts which could be payable to the sellers are as follows: Sunshine Village, $1,108,260 and Ardmor Village, $946,236. The cash purchase price and contingent purchase price for each Property were determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of each such Property, but, only after the receipt by each Unit Holder and Limited Partner of aggregate distributions equal to the sum of (i) his

10% cumulative preferred return plus (ii) 125% of his capital contribution.
The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

        The Partnership will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its incentive management interest from operations because distributions were approximately $3,456,375 less than the 10% cumulative preferred return due Unit Holders. Any such amounts unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 1995, approximately $400,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated incentive management interest as of December 1995 was approximately $5,300,000. The actual incentive management interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions could be made to the General Partner until an approximately $7,289,350 10% cumulative preferred return deficit as of December 31, 1995, is first distributed to the Unit Holders. In February of 1994, as part of the Mortgage Financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

        The Partnership must also pay an incentive management interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No incentive management interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 1995. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

        Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $524,609: Ardmor Village, $51,610; Camelot Manor, $51,889; Country Roads, $31,212; Dutch Hills, $42,510; El Adobe, $70,658; Paradise Village, $62,341;
Stonegate Manor, $47,290; Sunshine Village, $71,620; and West Valley, $95,479. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

        Certain employees of affiliates of the General Partner were paid an aggregate of $164,657 during 1995 to perform local property management, data processing and investor relations services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a) Financial Statements

     The following financial statements and related documents are filed with this Report:

             (1) Report of Independent Certified Public Accountants

             (2) Balance Sheets as of December 31, 1995 and 1994

             (3) Statements of Income for the fiscal years ended
                 December 31, 1995, 1994 and 1993

             (4) Statements of Partners' Equity for the fiscal years ended
                 December 31, 1995, 1994 and 1993

             (5) Statements of Cash Flows for the fiscal years ended
                 December 31, 1995, 1994 and 1993

             (6) Schedule III - Real Estate and Accumulated Depreciation for
                 the fiscal years ended December 31, 1995, 1994 and 1993

     (b)   Reports on Form 8-K

     The Partnership did not file any Forms 8-K during the fourth quarter of 1995.

     (c)   Exhibits

     The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:


     3(a)  Certificate of Limited Partnership for the Partnership

     3(b)  Uniprop Income Fund II Agreement of Limited Partnership

     4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

     10(a) Form of Management Agreement between the Partnership and Uniprop,
           Inc.

     10(b) Form of Consulting Agreement between the Partnership, the
           General Partner and Consultant

     The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1992:

     4(b) Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)

     10(c) Contingent Purchase Price Agreement with Sunrise Broward
           Associates, Ltd

     10(d) Contingent Purchase Price Agreement with Ardmor Associates
           Limited Partnership

     10(e) Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc.

     The following exhibits are incorporated by reference to the Form 8-K filed January 7, 1994:

     28(a) Specimen Mortgage Note (without exhibit)

     28(b) Specimen Open-End Mortgage, Deed of Trust, Security Agreement,
           Fixture Financing Statement and Assignment of Leases and Rents (without exhibits), with: Specimen Rider for properties located in Michigan; Specimen Rider for property located in Minnesota; Specimen Rider for property located in Florida; and Specimen Rider for properties located in Nevada

     28(c) Specimen Assignment of Rents and Leases (without exhibits), with: Specimen Rider for property located in Minnesota; Specimen Rider for properties located in Nevada

     The following exhibit is attached to this Report:
     27    Financial Data Schedule

     28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 1996


     (d)   Other Financial Statements

     There are no other financial statements required by the instructions contained in Regulation S-X or, the information is included elsewhere in the financial statements or the notes thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Uniprop Manufactured Housing Communities
                 Income Fund II, a Michigan Limited Partnership


                 BY:  Genesis Associates Limited Partnership,
                      General Partner

                      BY: Uniprop, Inc., Managing General Partner


                          By: /s/ Paul M. Zlotoff
                              ----------------------------
                              Paul M. Zlotoff, President

Dated:  March 29, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria Koster            By: /s/ Paul M. Zlotoff
   -----------------------------     ------------------------------------------
   Gloria Koster                     Paul M. Zlotoff, Director of Uniprop, Inc.
   (Principal Financial Officer
   of Uniprop, Inc.)

Date:  March 29, 1996

By: /s/ Andrew Feuereisen
   -----------------------------
   Andrew Feuereisen
   (Controller of Uniprop, Inc.)

Date:  March 29, 1996                   Date:  March 29, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP
Troy, Michigan
February 9, 1996

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

===============================================================================================================
December 31,                                                                           1995                1994
---------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 3)
  Buildings and improvements                                                $    48,305,293    $     47,691,900
  Land                                                                           11,644,603          11,562,361
  Manufactured homes and improvements                                             2,456,505           2,430,221
  Furniture and equipment                                                           295,715             246,821
---------------------------------------------------------------------------------------------------------------
                                                                                 62,702,116          61,931,303
  Less accumulated depreciation                                                  13,566,058          11,834,802
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                       49,136,058          50,096,501

Cash                                                                                388,328           1,373,182
Marketable securities                                                               956,753           1,000,000
Mortgage-backed securities (Note 3)                                               1,502,250           1,502,250
Unamortized financing costs                                                         964,585             998,958
Investment (Note 3)                                                                 998,995             500,896
Other assets (Note 2)                                                               525,227             622,151
---------------------------------------------------------------------------------------------------------------
                                                                            $    54,472,196    $     56,093,938
===============================================================================================================
LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 3)                                                      $    29,894,586    $     29,786,033
Accounts payable                                                                    154,712             239,888
Other liabilities (Note 4)                                                          827,387             816,937
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                30,876,685          30,842,858
---------------------------------------------------------------------------------------------------------------
PARTNERS' EQUITY
  Unit holders                                                                   23,380,956          25,041,927
  General partner                                                                   214,555             209,153
---------------------------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                                           23,595,511          25,251,080
---------------------------------------------------------------------------------------------------------------
                                                                            $    54,472,196    $     56,093,938
===============================================================================================================

               See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


===============================================================================================================
Year Ended December 31,                                               1995              1994               1993
---------------------------------------------------------------------------------------------------------------
INCOME
  Rental                                                    $   10,257,258    $   10,275,710    $     9,880,687
  Interest                                                         224,027           330,581             22,119
  Equity in net income of LLC (Note 3)                             498,099           500,896                  -
  Other                                                            231,157           195,042            211,274
---------------------------------------------------------------------------------------------------------------
                                                                11,210,541        11,302,229         10,114,080
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Property operations                                            4,230,166         3,885,849          3,391,164
  Depreciation and amortization                                  1,890,903         1,862,892          1,687,937
  Administrative (Note 5)                                          956,742           915,617            933,865
  Property taxes                                                   835,454           825,491            924,002
  Interest                                                       2,757,125         2,367,501            324,478
---------------------------------------------------------------------------------------------------------------
                                                                10,670,390         9,857,350          7,261,446
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $      540,151    $    1,444,879    $     2,852,634
===============================================================================================================

INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)                                             $          .16    $          .43    $           .85
===============================================================================================================


DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 7)                                 $          .66    $         7.60    $          1.40
===============================================================================================================

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                              3,303,387         3,303,387          3,303,387
===============================================================================================================

NET INCOME ALLOCABLE TO
  GENERAL PARTNER                                           $        5,402    $       14,449    $        28,526
===============================================================================================================


DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                                           $            -    $            -    $             -
===============================================================================================================

See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================================================
                                                           General
                                                           Partner           Unit Holders                 TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1993                                $  166,178        $    50,510,131       $    50,676,309

Distributions to unit holders                                    -             (4,624,742)           (4,624,742)

Net income for the year                                     28,526              2,824,108             2,852,634
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993                              $  194,704        $    48,709,497       $    48,904,201

Distributions to unit holders                                    -            (25,098,000)          (25,098,000)

Net income for the year                                     14,449              1,430,430             1,444,879
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994                              $  209,153        $    25,041,927       $    25,251,080

Distributions to unit holders                                    -             (2,195,720)           (2,195,720)

Net income for the year                                      5,402                534,749               540,151
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                              $  214,555        $    23,380,956       $    23,595,511
================================================================================================================

               See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS


================================================================================================================
Year Ended December 31,                                                    1995            1994            1993
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $     540,151  $    1,444,879   $   2,852,634
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                     1,747,977       1,704,979       1,687,937
     Amortization                                                       142,926         157,913               -
     Equity in net income of LLC                                       (498,099)       (500,896)              -
     Loss (gain) loss on sale of property and equipment                  (1,933)          1,394          (6,901)
     Decrease (increase) in other assets                                 96,924         156,428         (97,129)
     (Decrease) increase in accounts payable                            (85,176)        105,459          (5,782)
     Increase (decrease) in other liabilities                            10,450        (682,944)        346,076
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,953,220       2,387,212       4,776,835
----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                   (961,537)       (805,848)       (458,647)
  Proceeds from sale of marketable securities                           525,000               -               -
  Purchase of marketable securities                                    (481,753)     (1,000,000)              -
  Proceeds from sale of property and equipment                          175,936         188,358         331,958
  Purchase of mortgage-backed securities                                      -               -      (1,502,250)

----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (742,354)     (1,617,490)     (1,628,939)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                                      (2,195,720)    (25,098,000)     (4,624,742)
  Proceeds from notes payable borrowings                                      -               -      29,660,353
  Repayment of notes payable borrowings                                       -               -      (2,350,523)
  Payment for financing costs                                                 -               -      (1,051,547)
----------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (2,195,720)    (25,098,000)     21,633,541
----------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                        (984,854)    (24,328,278)     24,781,437

CASH, at beginning of year                                            1,373,182      25,701,460         920,023
----------------------------------------------------------------------------------------------------------------
CASH, at end of year                                              $     388,328  $    1,373,182   $  25,701,460
================================================================================================================


                See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF    ORGANIZATION AND BUSINESS
     ACCOUNTING
     POLICIES      Uniprop Manufactured Housing Communities Income Fund II,
                   a Michigan Limited Partnership (the "Partnership") acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of nine manufactured housing communities (the "properties") located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.

                   In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest ("Units") for $66,067,740. The Partnership purchased the properties for an aggregate purchase price of approximately $56,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.

                   The general partner is Genesis Associates Limited Partnership. Uniprop Beneficial Corporation was the initial limited partner who assigned to those persons purchasing units a beneficial limited partnership interest when the minimum number of units were sold.

                   USE OF ESTIMATES

                   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



                   FAIR VALUE OF FINANCIAL INSTRUMENTS

                   The carrying amounts of the Partnership's financial instruments, which consist of cash, marketable securities, mortgage-backed securities, investments, notes payable, and accounts payable, approximate their fair values.

                   PROPERTY AND EQUIPMENT

                   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                   Buildings and improvements                30 years
                   Manufactured homes and improvements       30 years
                   Furniture and equipment                 3-10 years

                   Accumulated depreciation for tax purposes was $12,057,650 and $10,490,657 as of December 31, 1995 and 1994,
                   respectively.

                   MARKETABLE SECURITIES

                   Marketable securities consist mainly of U.S. Government and Federal Agency Bonds with maturity dates ranging from November 1996 to April 1998. These securities are carried at amortized cost and management intends to hold such securities to maturity. The rate of return on these securities ranges from 4.37% to 7.87%.

                   MORTGAGE-BACKED SECURITIES

                   These mortgage pass-through certificates represent beneficial ownership interests in a trust fund, the assets of which consist of a pool of mortgage loans originated by the issuer of the securities. Mortgages of seven of the Partnership's properties are included in the assets of the trust fund. Thirteen other properties owned in part by affiliates of the general partner are also included in the assets of the trust fund. These securities are carried at cost, and management intends to hold such securities to maturity. The rate of return on these securities is 7.5% per annum.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                   FINANCING COSTS

                   Costs to obtain financing have been capitalized and are amortized using the straight-line method over the 30-year term of the related mortgage notes payable.

                   INCOME TAXES

                   Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

2.   OTHER ASSETS  At December 31, 1995 and 1994, "Other assets" included cash of approximately $88,000 in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

3.   NOTES PAYABLE Notes payable consisted of:

                   December 31,                                                 1995             1994
                   ===================================================================================
                   Mortgage notes payable totalling $30,045,000,
                   less unamortized discount of $150,414 and
                   $258,967 in 1995 and 1994, respectively
                   (See further description below)                    $  29,894,586   $  29,786,033
                   ===================================================================================


                   In December 1993, the Partnership mortgaged seven of its properties in connection with a financing transaction which involved twenty-one other properties, thirteen of which are owned in part by affiliates of the general partner. The borrowings, which are secured by the mortgages on the Partnership's properties as well as the mortgages on the other twenty-one properties, were funded through the issuance of mortgage-backed securities. As part of the financing, the Partnership was required to purchase $1,502,250 in mortgage-backed securities. The entity that issued these securities was a newly created trust fund.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                   The proceeds of the mortgage notes payable were obtained primarily to eliminate the cumulative preferred return deficit owed to the unit holders that existed as of December 31, 1993, and also to distribute a return of capital to the unit holders. In February 1994, $23,119,767 was distributed to the unit holders, of which $13,572,978 represented the elimination of the preferred return deficit that existed, and $9,546,789 which represented a return of capital.

                   The mortgage notes payable require monthly payments of interest only through December 1998. Thereafter, monthly payments of principal and interest are required through December 2023. Principal payments to be made in 1999 and 2000 are approximately $363,000 and $395,000, respectively. The minimum mortgage interest rate is 7.0% per annum through December 2003 and 8.0% thereafter. The maximum mortgage interest rate is 9.9% per annum through December 2003 and 10.9% thereafter. These minimum and maximum rates are determined based on formulas specified in the borrowing agreement. Each of the seven mortgaged properties of the Partnership is cross-collateralized under the terms of the agreement.

                   The Partnership also has a 20.98% interest in the residual interest of the trust fund and will be entitled to receive a pro-rata share of the proceeds of the remaining assets of the trust fund after the principal balance of the regular security holders have been paid. The residual interest of the trust fund is a separate legal entity and is organized as a Limited Liability Corporation ("LLC") for federal income tax purposes. At December 31, 1995 and 1994, the Partnership's equity in the LLC was $998,995 and $500,896, respectively, which was determined using a method similar to the equity method of accounting. Under this method, the investment is carried in the accompanying balance sheets at an amount which approximates the Partnership's equity in the underlying net assets of the LLC. The Partnership recognizes its share of the net income of the LLC for financial statement purposes in the statements of income. During 1995 and 1994, $498,099 and $500,896, respectively, was recognized in the statements of income.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

4.   OTHER         Other liabilities consisted of:
     LIABILITIES

                   December 31,                                                1995              1994
                   ==================================================================================
                   Tenants' security deposits                        $      462,178    $      450,105
                   Accrued interest                                         229,221           232,491
                   Other                                                    135,988           134,341
                   ----------------------------------------------------------------------------------
                   TOTAL                                             $      827,387    $      816,937
                   ==================================================================================

5. RELATED PARTY   MANAGEMENT AGREEMENT
   TRANSACTIONS
                   The Partnership has an agreement with an affiliate of the general partner to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

                   REPORT OF FEES

                   During the years ended December 31, 1995, 1994 and 1993, the affiliate earned property management fees of $524,609, $523,331 and $503,855, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $37,677 and $9,469 by the affiliate at December 31, 1995 and 1994, respectively, for overpayments made. Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $164,657, $119,734 and $109,536 in 1995, 1994 and 1993,
                   respectively, to perform local property management and investor relations services for the Partnership.

                   During 1994, the Partnership paid approximately $161,000 to an affiliate, representing an accrued incentive acquisition fee.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                   CONTINGENT PURCHASE PRICE

                   A general partner of Genesis Associates Limited
                   Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to these properties, when and if the properties are sold and the sellers become entitled thereto. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

6. RECONCILIATION  Year Ended December 31,                     1995            1994           1993
   OF FINANCIAL    ===============================================================================
   INCOME AND
   TAXABLE         Income per the financial
   INCOME          statements                        $     540,151   $   1,444,879   $  2,852,634

                   Adjustments to depreciation
                   for difference in methods               168,185         174,624        170,680

                   Adjustments for prepaid rent,
                   meals and entertainment                  25,580           9,609          2,460

                   Adjustment to loss on disposal
                   of assets for difference in
                   basis                                         -               -         (9,328)
                   -------------------------------------------------------------------------------
                   Income Per the Partnership's
                   Tax Return                        $     733,916   $   1,629,112   $  3,016,446
                   ===============================================================================


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

7. PARTNERS'       Subject to the orders of priority under certain specified
   CAPITAL         conditions more fully described in the Agreement of Limited
                   Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                   DISTRIBUTIONS

                   Distributable cash from operations in the Agreement (generally defined as net income plus depreciation and amortization) is to be distributed to unit holders until they have received a 10% cumulative preferred return. After the unit holders have received their 10% cumulative preferred return, all remaining cash from operations is distributed to the general partner until the total amount received by the general partner is equal to 15% of the aggregate amount of cash distributed from operations in a given year. Amounts payable to but not paid to the general partner will be accumulated and paid from future capital transactions after the unit holders have first received their 10% preferred return and 125% of their capital contributions. Thereafter, 85% of distributable cash from operations is to be paid to the unit holders and 15% to the general partner.

                   Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,456,000 in 1995 and $3,833,000 in 1994. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $7,289,000 has been distributed to the unit holders.

                   At December 31, 1995, the unpaid amount to be distributed to the general partner from future capital transactions was approximately $5.3 million.

                   ALLOCATION OF NET INCOME

                   Net income is principally allocated 99% to the unit holders and 1% to the general partner until the cumulative amount of net income allocated to the unit holders equals the aggregate cumulative amount of cash distributable to the unit holders. After sufficient net income has been allocated to the unit holders to equal the amount of cash distributable to them, all the net income is to be allocated to the general partner until it equals the amount of cash distributed to it.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

8. SUPPLEMENTAL    Interest paid during 1995, 1994 Cash and 1993 was
   FLOW AND        approximately $2,760,000, $2,307,000 $150,000, respectively.
   INFORMATION

                                                   UNIPROP MANUFACTURED HOUSING
                                                     COMMUNITIES INCOME FUND II
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                       SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1995



  Column A               Column B            Column C              Column D                     Column E
-------------            --------  ------------------------   --------------------- ---------------------------------------



                                                                              Costs
                                                                        Capitalized
                                                                      Subsequent to    Gross Amount at Which Carried
                                           Initial Cost                 Acquisition        at Close of Period
                                   ------------------------   --------------------- ----------------------------------------
                                              Buildings and           Buildings and              Buildings and
Description            Encumbrance    Land    Improvements    Land    Improvements     Land      Improvements       Total
----------------------------------------------------------------------------------------------------------------------------
Ardmor Village
  (Lakeville, MN)     $ 2,930,000 $ 1,063,253  $ 4,253,011   $      -  $  630,415  $ 1,063,253    $ 4,883,426    $ 5,946,679
Sunshine Village
  (Davie, FL)           4,290,000   1,215,862    4,875,878          -      83,790    1,215,862      4,959,668      6,175,530
Camelot Manor
  (Grand Rapids, MI)    3,490,000     918,949    3,681,051          -     513,639      918,949      4,194,690      5,113,639
Country Roads
  (Jacksonville, FL)            -     636,550    2,546,200     38,106     487,802      674,656      3,034,002      3,708,658
Paradise Village
  (Tampa, FL)                   -   1,760,000    7,040,000    279,553     764,275    2,039,553      7,804,275      9,843,828
Dutch Hills
  (Haslett, MI)         2,580,000     839,693    3,358,771     23,104     295,679      862,797      3,654,450      4,517,247
Stonegate Manor
  (Lansing, MI)         3,015,000     930,307    3,721,229     40,552     234,035      970,859      3,955,264      4,926,123
El Adobe
  (Las Vegas, NV)       5,530,000   1,480,000    5,920,000     39,964     322,854    1,519,964      6,242,854      7,762,818
West Valley
  (Las Vegas, NV)       8,210,000   2,289,700    9,158,800     89,010     417,864    2,378,710      9,576,664     11,955,374
----------------------------------------------------------------------------------------------------------------------------
                      $30,045,000 $11,134,314  $44,554,940   $510,289  $3,750,353  $11,644,603    $48,305,293    $59,949,896
============================================================================================================================



                     Column F      Column G        Column H
                  ------------    ---------    ---------------
                                                 Life on Which
                                               Depreciation in
                                                 Latest Income
                   Accumulated        Date        Statement is
Description       Depreciation    Acquired            Computed
--------------------------------------------------------------
Ardmor Village
  (Lakeville, MN)   $ 1,285,940       1987            30 years
Sunshine Village
  (Davie, FL)         1,443,752       1987            30 years
Camelot Manor
  (Grand Rapids, MI)  1,144,260       1987            30 years
Country Roads
  (Jacksonville, FL)    819,550       1987            30 years
Paradise Village
  (Tampa, FL)         2,099,000       1987            30 years
Dutch Hills
  (Haslett, MI)       1,010,089       1987            30 years
Stonegate Manor
  (Lansing, MI)       1,085,828       1987            30 years
El Adobe
  (Las Vegas, NV)     1,651,972       1988            30 years
West Valley
  (Las Vegas, NV)     2,540,201       1988            30 years
--------------------------------------------------------------
                    $13,080,592
==============================================================

                                                    Uniprop Manufactured Housing
                                                      Communities Income Fund II
                                                (a Michigan limited partnership)

                                                           Notes to Schedule III
                                                               December 31, 1995

1. Reconciliation  The following table reconciles the land from January 1, 1993
   of Land         to December 31, 1995:


                                                1995           1994               1993
                   =====================================================================
                   BALANCE, at January 1     $11,562,361    $11,412,361    $11,412,361

                   Additions to land              82,242        150,000              -
                   -------------------------------------------------------------------
                   BALANCE, at December 31   $11,644,603    $11,562,361    $11,412,361
                   ===================================================================


2. Reconciliation  The following table reconciles the buildings and improvements
   of Buildings and   from January 1, 1993 to December 31, 1995:
   Improvements

                                                1995           1994               1993
                   =====================================================================
                   BALANCE, at January 1     $47,691,900    $47,223,775    $47,183,927

                   Additions to buildings
                    and improvements             613,393        468,125         39,848
                   -------------------------------------------------------------------
                   BALANCE, at December 31   $48,305,293    $47,691,900    $47,223,775
                   =====================================================================

3. Reconciliation The following table reconciles the accumulated depreciation. of Accumulated from January 1, 1993 to December 31, 1995:
   Depreciation

                                                1995            1994              1993
                   =====================================================================
                   BALANCE, at January 1     $11,449,637    $ 9,855,036    $ 8,269,848

                   Current year
                    depreciation expense     $ 1,630,955    $ 1,594,601    $ 1,585,288
                   -------------------------------------------------------------------
                   BALANCE, at December 31   $13,080,592    $11,449,637    $ 9,855,036
                   ===================================================================

4. Tax Basis of    The aggregate cost of buildings and improvements for federal
   Buildings and   income tax purposes is equal to the cost basis used for
   Improvements    financial statement purposes.

                               EXHIBIT  INDEX

EXHIBIT
NUMBER       DESCRIPTION                  METHOD OF FILING                PAGE
-------      -----------                  ----------------                ----
3(a)         Certificate of Limited       Incorporated by reference
             Partnership for the          to the S-11 Registration
             Partnership                  Statement of the
                                          Partnership filed November
                                          12, 1986, as amended on
                                          December 22, 1986 and
                                          January 16, 1987 (the
                                          "Registration Statement").


3(b)         Uniprop Income Fund II       Incorporated by reference
             Agreement of Limited         to the Registration
             Partnership                  Statement.


4(a)         First Amendment to           Incorporated by reference
             Uniprop Income Fund II       to the Registration
             Agreement of Limited         Statement.
             Partnership (April 1,
             1987)


4(b)         Form of Beneficial           Incorporated by reference
             Assignment Certificate       to Form 10-K for the fiscal
             (BAC) for the                year ended December 31,
             Partnership (originally      1992.
             filed with Form 10-K for
             the fiscal year ended
             December 31, 1987)


10(a)        Form of Management           Incorporated by reference
             Agreement between the        to the Registration
             Partnership and Uniprop,     Statement.
             Inc.


10(b)        Form of Consulting           Incorporated by reference
             Agreement between the        to the Registration
             Partnership, the General     Statement.
             Partner and Consultant

10(c)        Contingent Purchase          Incorporated by reference
             Price Agreement with         to Form 10-K for the fiscal
             Sunrise Broward              year ended December 31,
             Associates, Ltd.             1992.
             (originally filed with
             Form 10-K for the fiscal
             year ended December 31,
             1987)


10(d)        Contingent Purchase          Incorporated by reference
             Price Agreement with         to Form 10-K for the fiscal
             Ardmor Associates            year ended December 31,
             Limited Partnership          1992.
             (originally filed with
             Form 10-K for the fiscal
             year ended December 31,
             1987)


10(e)        Incentive Acquisition        Incorporated by reference
             Fee Agreement between        to Form 10-K for the fiscal
             the Partnership and          year ended December 31,
             Uniprop, Inc.                1992.
             (originally filed with
             Form 10-K for the fiscal
             year ended December 31,
             1987)
27           Financial Data Schedule      Filed herewith                  Page 26

28           Letter summary of the        Filed herewith.                 Page 27
             estimated fair market
             values of the
             Partnership's nine
             manufactured housing
             communities, as of March
             1, 1996