Form 10-Q
period 1996-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1996-05-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996             Commission File No. 0-16701





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

                                     INDEX



                                                                       Page


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            3

         Balance Sheets
         March 31, 1996 (Unaudited) and
         December 31, 1995                                               3

         Statements of Income
         Three months ended March 31, 1996
         and 1995 (Unaudited)                                            4

         Statements of Cash Flows
         Three months ended March 31, 1996
         and 1995 (Unaudited)                                            5

         Notes to Financial Statements
         March 31, 1996 (Unaudited)                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                  7

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               12

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                ASSETS

                                          MARCH 31, 1996   DECEMBER 31, 1995
                                            -----------      -----------
                                            (Unaudited)
Properties:
  Land                                      $11,644,603      $11,644,603
  Buildings And Improvements                 48,316,466       48,305,293
  Furniture And Fixtures                        332,883          295,715
  Manufactured Homes                          2,540,485        2,456,505
                                            -----------      -----------
                                            $62,834,437      $62,702,116

  Less Accumulated Depreciation              14,003,558       13,566,058
                                            -----------      -----------
                                            $48,830,879      $49,136,058

Cash And Cash Equivalents                       327,630          388,328
Marketable Securities                           967,701          956,753
Mortgage-backed Securities                    1,502,250        1,502,250
Unamortized financing costs                     955,635          964,585
Investment                                      998,995          998,995
Other Assets                                    500,353          525,227
                                            -----------      -----------

Total Assets                                $54,083,443      $54,472,196
                                            -----------      -----------

    LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                $94,015         $154,712
Other Liabilities                               833,539          827,387
Note Payable                                 29,919,586       29,894,586
                                            -----------      -----------

Total Liabilities                           $30,847,140      $30,876,685
                                            -----------      -----------

Partners' Equity
General Partner                                 215,257          214,555
Unit Holders                                 23,021,046       23,380,956
                                            -----------      -----------

Total Partners' Equity                      $23,236,303      $23,595,511
                                            -----------      -----------

Total Liabilities And
  Partners' Equity                          $54,083,443      $54,472,196
                                            -----------      -----------

                      See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                              March 31, 1996     March 31, 1995
                                              --------------     --------------
Income:
  Rental Income                                   $2,582,022        $2,504,395
  Other                                              189,207           133,382
                                                  ----------        ----------
Total Income                                      $2,771,229        $2,637,777
                                                  ----------        ----------

Operating Expenses:
  Administrative Expenses
  (Including $136,383 And $130,877
  In Property Management Fees Paid To
  An Affliate For The Three Month Periods
  Ended March 31, 1996 And 1995, Respectively)       788,688           709,817
  Property Taxes                                     219,174           206,004
  Utilities                                          236,380           210,691
  Property Operations                                320,011           240,808
  Depreciation And Amortization                      473,250           469,000
  Interest                                           663,494           690,320
                                                  ----------        ----------
Total Operating Expenses                          $2,700,997        $2,526,640
                                                  ----------        ----------
Net Income                                        $   70,232        $  111,137
                                                  ----------        ----------

Income Per Unit:                                  $     0.02        $     0.03

Distribution Per Unit                             $     0.13        $     0.20

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  March 31, 1996 And 1995                          3,303,387         3,303,387

                         See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                             MARCH 31, 1996  MARCH 31, 1995
                                             --------------  --------------
Cash Flows From Operations:
  Net Income                                   $ 70,232        $  111,137

Adjustments To Reconcile Net Income
  To Net Cash
  Provided By Operating Activities:
    Depreciation                                437,500           430,000
    Amortization                                 35,750            39,000
(Increase) Decrease In Other Assets              23,074            53,734
  Increase  (Decrease) In Accounts Payable      (60,697)          (92,623)
  Increase (Decrease) In Other Liabilities        6,152           (26,751)
                                               --------        ----------
Total Adjustments                               441,779           403,360
                                               --------        ----------

    Net Cash Provided By
      Operating Activities                      512,011           514,497
                                               --------        ----------

Cash Flows From Investing Activities:
  Purchase of Marketable Securities             (10,948)
  Capital Expenditures                         (132,321)          (71,772)
                                               --------        ----------

    Net Cash Provided By (Used In)
      Investing Activities                     (143,269)          (71,772)
                                               --------        ----------

Cash Flows From Financing Activities:
  Distributions To Partners                    (429,440)         (671,186)
                                               --------        ----------

    Net Cash Provided By (Used In)
      Financing Activities                     (429,440)         (671,186)
                                               --------        ----------

Increase (Decrease) In Cash                     (60,698)         (228,461)
Cash, Beginning                                 388,328         1,373,182
                                               --------        ----------

Cash, Ending                                   $327,630         1,144,721
                                               --------        ----------



                      See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1996, the related statements of income and statements of cash flow for the periods ended March 31, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2. PAYMENTS TO AFFILIATES


                                           THREE MONTHS ENDED
                                     MARCH 31, 1996  MARCH 31, 1995
                                     --------------  --------------
Property management fee
to Uniprop, Inc.                        $136,383        $130,877



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

The cash flow generated by the Partnership's operations during the quarter ending March 31, 1996 amounted to $543,482. The General Partner has decided to distribute $429,440, or 3.04%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $114,042, has been added to the Partnership's cash reserves.

The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower than the amount needed to maintain the current distribution level, the General Partner may elect to reduce the level of future distributions paid to Unit Holders.

Results of Operations

OVERALL, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 89.2% (2,972/3,330 sites), versus 88.4% (2,943/3,330) for March 1995. The average monthly homesite rent as of March 31, 1996 was approximately $318, versus $309, an increase of 2.9% from March 31, 1995.


                         TOTAL        OCCUPIED    OCCUPANCY   AVERAGE
                       CAPACITY        SITES        RATE        RENT
Ardmor Village            339           303         89.4%       $306
Camelot Manor             335           323         96.4         291
Country Roads             312           269         86.2         206
Dutch Hills               278           264         95.0         292
El Adobe                  371           354         95.4         348
Paradise Village          611           440         72.0         257
Stonegate Manor           308           288         93.5         295
Sunshine Village          356           329         92.4         381
West Valley               420           402         95.7         428
                        -----         -----         ----        ----

TOTAL ON 3/31/96:       3,330         2,927         89.2%       $315
TOTAL ON 3/31/95:       3,330         2,943         88.4%       $309



During the first quarter of 1996, the Partnership generated gross revenues of $2,771,229, a 5.0% increase over the $2,637,777 generated in the first quarter of 1995. The net operating income generated by the Partnership during the first quarter was $1,206,975, or 5.0% less than the $1,270,457 generated during the first quarter of 1995. Cash flow for the first quarter, after mortgage debt service and non-recurring items was $543,482, or 6.3% less than the $580,138 generated during the first quarter of 1995. The decline in net operating income and cash flow from first quarter 1995 to first quarter 1996 is due to higher non-recurring expenses of approximately $80,000.


                       GROSS         NET OPERATING   MORTGAGE       CASH
                       REVENUES      INCOME          DEBT           FLOW
ARDMOR VILLAGE         $289,960      $ 157,336      $ 64,704        $ 92,632
CAMELOT MANOR           263,879        142,567        77,071          65,496
COUNTRY ROADS           166,825         25,129          -0-           25,129
DUTCH HILLS             220,023        112,851        56,975          55,876
EL ADOBE                366,536        237,891       122,121         115,770
PARADISE VILLAGE        324,739         43,795          -0-           43,795
STONEGATE MANOR         249,921        135,114        66,581          68,533
SUNSHINE VILLAGE        373,792        227,370        94,737         132,633
WEST VALLEY             503,774        296,250       181,304         114,946
PARTNERSHIP MGT:         11,780        (71,017)         -0-          (71,017)
OTHER NON
RECURRING EXPENSES:         --        (100,311)         -0-         (100,311)
                       --------      ---------      --------        --------
QTR. END 3/31/96:    $2,771,229     $1,206,975      $663,493        $543,482
QTR. END 3/31/95:    $2,637,777     $1,270,457      $690,320        $580,137

The Partnership's operating expenses for the first quarter of 1996 were approximately $96,623 higher than the Partnership's operating expenses for the same period in 1995. The higher operating expenses in 1996 were the result of increases in marketing expenses, legal and professional fees, and taxes.

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 89.4% (303/339 sites) as of March 31, 1996, versus 85.0% as of March 31, 1995. The average rent was approximately $306 per homesite as of March 31, 1996, versus $298 as of March 31, 1995, an increase of 2.7%. For the first quarter, Ardmor Village generated gross revenues of $289,960, or 10.4% more than the $262,610
reported for the same quarter in 1995.   Net operating income for the quarter
was $157,336, or 10.8% higher than the $141,928 earned during the same quarter in 1995. The increases in both gross revenues and net operating income was due to higher occupancy and lower operating expenses.

Improvement and maintenance actions undertaken during the quarter involved improvements to vacant homesites in preparation for new residents moving in, repairs to several water leaks, and renovations to community-owned homes. Management has budgeted approximately $31,000 for capital improvements at Ardmor Village for 1996. The most significant items budgeted are $11,000 for a new maintenance truck and $6,000 for additional landscaping.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 96.4% (323/335 sites) as of March 31, 1996, versus 94.9% as of March 31, 1995. The average rent was $291 per homesite as of March 31, 1996, versus $282 as of March 31, 1995, an increase of 3.2%. For the first quarter of 1996, Camelot Manor generated gross revenues of $263,879, or slightly more than the $257,536 reported in the same quarter in 1995. Net operating income for the quarter was $142,567, or 3.7% less than the $148,148 earned during the same quarter in 1995. The decline in net operating income from 1996 to 1995 was due to higher operating expenses and marketing incentives paid to dealers.

Improvement and maintenance actions undertaken during the first quarter involved the upgrading of vacant homesites for new homes and replacement of old electrical pedestals. Management has budgeted approximately $34,000 in capital improvements for Camelot Manor for 1996. The most significant items budgeted are for road and site improvements.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 86.2% (269/312 sites) as of March 31, 1996 versus 82.4% as of March 31, 1995. The average rent was $206 per homesite as of March 31, 1996, versus $205 during the same quarter of 1995. For the first quarter of 1996, Country Roads generated gross revenues of $166,825, or 16.8% more than the $142,866 reported during the same quarter in 1995. Net operating income for the quarter was $25,129, versus $3,774 for the first quarter of 1995. The increase in net operating income is due to higher occupancy.

Improvement and maintenance actions undertaken at the community during the quarter included repairs/renovations to the community pool, the purchase of new playground equipment, and the installation of new landscaping around the pool area and entrance to the community. Management has budgeted approximately $43,000 in capital improvements for Country Roads for 1996. The most significant items budgeted are $18,000 for a new maintenance truck and $7,000 for the renovations to the pool.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 95.0% (264/278 sites) as of March 31, 1996, versus 91.7% as of March 31, 1995. The average rent was $292 per homesite as of March 31, 1996, versus $284 as of March 31, 1995, an increase of 2.8%. For the first quarter, Dutch Hills generated gross revenues of $220,023, or 3.6% more than the $212,406 reported during the same quarter in 1995. Net operating income was $112,851, or 9.0% less than the $123,529 earned during the same quarter in 1995. The decline in income was due to higher marketing incentives.

Improvement and maintenance actions undertaken during the first quarter were limited to water line repairs and site preparation for new homes that will be moved into the community. Management has budgeted approximately $20,000 in capital improvements for Dutch Hills for 1996. The most significant items budgeted include $7,000 for upgrading piers and electric pedestals, and $4,800 for asphalt resurfacing to residents' driveways.

EL ADOBE, in Las Vegas, Nevada, reported an occupancy of 95.4% (354/371 sites) as of March 31, 1996, versus 91.9% as March 31, 1995. The average rent on March 31, 1996 was $348 per homesite, versus $337 as of March 31, 1995, an increase of 3.3%. For the first quarter of 1996, El Adobe generated gross revenues of $366,536, or 5.4% more than the $347,794 reported for the same quarter in 1995. Net operating income for the quarter was $237,891, a 4.0% increase over the $228,607 generated during the same quarter in 1995. The increase in net operating income is due to higher average occupancy.

Improvement and maintenance actions undertaken during the first quarter were limited to landscaping maintenance and minor repairs to water lines within the community. Management has budgeted approximately $30,000 in capital improvements for El Adobe for 1996. The most significant items budgeted include $12,000 for new playground equipment and $6,000 in asphalt driveway repairs. Also budgeted is $4,000 for improvements to the community center building.

PARADISE VILLAGE, in Tampa, Florida, reported an occupancy of 72.0% (440/611 sites) as of March 31, 1996, versus 75.9% as March 31, 1995. The average rent on March 31, 1996 was $257 per homesite, versus $247 as of March 31, 1995, an increase of 4.1%. For the first quarter of 1996, Paradise Village generated gross revenues of $324,739, versus the $322,047 reported for the same quarter in 1995. Net operating income for the quarter was $43,795, versus the $13,769 earned during the same quarter in 1995.

Improvement and maintenance actions undertaken during the quarter focused on repairs to the community-owned lease homes and extensive removal and trimming of old overgrown trees. Management has budgeted approximately $128,000 in capital improvements at Paradise Village for 1996. The most significant items budgeted include

$60,000 to repair community-owned lease homes, $7,600 to resurface the pool, and $8,000 for repairs/improvements to the sewage treatment facility.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 93.5% (288/308 sites) as of March 31, 1996, versus 92.5% as of March 31, 1995. The average rent was $295 per homesite as of March 31, 1996, versus $287 as of March 31, 1995, an increase of 2.8%. For the first quarter of 1996, Stonegate Manor generated gross revenues of $249,921, 4.0% more than the $240,331 reported for the same quarter in 1995. Net operating income for the quarter was $135,114, 4.0% less than the $140,699 reported during the same quarter in 1995. The decline in net operating income from 1995 to 1996 was due to non-recurring repair and maintenance items.

Improvement and maintenance actions undertaken during the quarter involved upgrading electric pedestals and installing new concrete piers for new homes that will be moved into the community. Also completed during the quarter were repairs to the well house. Management has budgeted approximately $15,000 in capital improvements for Stonegate Manor for 1996. The most significant items budgeted include $4,000 for replacement of old water system gate valves, and $3,000 for upgrading electric pedestals and piers.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 92.4% (329/356 sites) as of March 31, 1996, versus 94.9% as of March 31, 1995. The average rent was $381 per homesite as of March 31, 1996, versus $365 as of March 31, 1995, an increase of 4.4%. For the first quarter of 1996, Sunshine Village generated gross revenues of $373,792, slightly more than the $363,413 reported for the same quarter in 1995. Net operating income was $227,370, versus $229,193, for the same quarter in 1995. The small decline in net operating income from 1995 to 1996 is due to lower occupancy and higher operating expenses.

Improvement and maintenance actions undertaken during the quarter focused on setting up the new model home sales center and the on-going pressure wash program for older homes within the community. Management has budgeted approximately $30,000 in capital improvements for Sunshine Village for 1996. The most significant items budgeted include $7,200 for the removal of old homes within the community and $6,000 for tree trimming and removal.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 95.7% (402/420 sites) as of March 31, 1996, versus 94.5% as of March 31, 1995. The average rent was $428 per homesite as of March 31, 1996, versus $412 as of March 31, 1995, an increase of 3.9%. For the first quarter of 1996, West Valley generated gross revenues of $503,774, or 6.0% more than the $475,583 reported during the same quarter in 1995. Net operating income was $296,250, or 11.0% less than the $332,223 generated during the same quarter in 1995. The decline in net operating income from 1995 to 1996 was the result of higher marketing expenses.

Improvement and maintenance actions undertaken during the quarter involved installing new grass and landscaping on the community grounds, repainting the interior of the community center building, and restriping the parking areas. Management has budgeted approximately $32,000 in capital improvements at West Valley for 1996. The most significant items budgeted include $17,000 for a new maintenance truck and $8,000 for new playground equipment. Also budgeted for 1996 is $6,000 for renovations to the community manager's home.

MANAGEMENT EXPENSES

Net partnership management expenses for the quarter amounted to $71,780. Expenses of $83,560 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $11,780, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the first quarter of 1995 were $70,536, $83,727 and $13,191, respectively.


                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits


                         Exhibit Number          Description
                         --------------          -----------------------
                               27                Financial Data Schedule


                  (b)  Reports on Form 8-K
                         There were no reports filed on Form 8-K during the three months ended March 31, 1996.

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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:  Genesis Associates Limited Partnership,
                         General Partner

                         BY:  Uniprop, Inc.,
                              its Managing General Partner

                              By: /s/ Paul M. Zlotoff
                                  --------------------------------
                                  Paul M. Zlotoff, President


                              By: /s/ Gloria A. Koster
                                  --------------------------------
                                  Gloria A. Koster,  Principal Financial Officer



Dated: May 15, 1996

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
- -----------                   -----------

   27                         Financial Data Schedule