Form 10-Q
period 1996-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1996-08-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1996        Commission File No. 0-16701




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

                                     INDEX



                                                                      Page


PART I           FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets
                 June 30, 1996 (Unaudited) and
                 December 31, 1995                                      3

                 Statements of Income
                 Six months ended June 30, 1996
                 and 1995 (Unaudited)                                   4

                 Statements of Cash Flows
                 Six months ended June 30, 1996
                 and 1995 (Unaudited)                                   5

                 Notes to Financial Statements
                 June 30, 1996 (Unaudited)                              6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                          7

PART II          OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                      11

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



      ASSETS                                          JUNE 30, 1996     DECEMBER 31, 1995
                                                      -------------     -----------------
                                                       (Unaudited)
Properties:
  Land                                                 $11,644,603         $11,644,603
  Buildings And Improvements                            48,366,747          48,305,293
  Furniture And Fixtures                                   347,188             295,715
  Manufactured Homes                                     2,529,143           2,456,505
                                                       -----------         -----------
                                                       $62,887,681         $62,702,116
  Less Accumulated Depreciation                         14,441,058          13,566,058
                                                       -----------         -----------
                                                       $48,446,623         $49,136,058

Cash And Cash Equivalents                                  656,770             388,328
Marketable Securities                                      991,108             956,753
Mortgage-backed Securities                               1,502,250           1,502,250
Unamortized financing costs                                946,685             964,585
Investment                                                 998,995             998,995
Other Assets                                               396,356             525,227
                                                       -----------         -----------
Total Assets                                           $53,938,787         $54,472,196
                                                       -----------         -----------

       LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                       $    77,177         $   154,712
Other Liabilities                                          937,215             827,387
Note Payable                                            29,944,587          29,894,586
                                                       -----------         -----------
Total Liabilities                                      $30,958,979         $30,876,685
                                                       -----------         -----------
Partners' Equity:
  General Partner                                          216,987             214,555
  Unit Holders                                          22,762,821          23,380,956
                                                       -----------         -----------
Total Partners' Equity                                 $22,979,808         $23,595,511
                                                       -----------         -----------
Total Liabilities And
  Partners' Equity                                     $53,938,787         $54,472,196
                                                       -----------         -----------

                       See Notes To Financial Statements
                                       3

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                               SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                        JUNE 30, 1996     JUNE 30, 1995        JUNE 30, 1996    JUNE 30, 1995
                                                        -------------     -------------        -------------    -------------
Income:
  Rental Income                                           $5,210,091       $5,005,306            $2,628,069       $2,500,911
  Other                                                      389,983          294,495               200,776          161,113
                                                          ----------       ----------            ----------       ----------
Total Income                                              $5,600,074       $5,299,801            $2,828,845       $2,662,024
                                                          ----------       ----------            ----------       ----------
Operating Expenses:
  Administrative Expenses
  (Including $273,845, 261,784, 137,462 And
  130,907 In Property Management Fees Paid To
  An Affiliate For The Six and Three Month Periods
  Ended June 30, 1996 And 1995, Respectively)              1,555,141        1,453,122               766,453          743,305
  Property Taxes                                             438,423          412,053               219,249          206,049
  Utilities                                                  500,307          432,251               263,927          221,560
  Property Operations                                        603,857          554,984               283,846          314,176
  Depreciation And Amortization                              944,700          938,000               471,450          469,000
  Interest                                                 1,314,469        1,386,004               650,975          695,684
                                                          ----------       ----------            ----------       ----------
Total Operating Expenses                                  $5,356,897       $5,176,414            $2,655,900       $2,649,774
                                                          ----------       ----------            ----------       ----------
Net Income                                                $  243,177       $  123,387            $  172,945       $   12,250
                                                          ----------       ----------            ----------       ----------

Income Per Unit:                                               $0.07            $0.04                 $0.05            $0.00

Distribution Per Unit                                          $0.26            $0.41                 $0.13            $0.20

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  June 30, 1996 And 1995                                   3,303,387        3,303,387             3,303,387        3,303,387

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                        SIX MONTHS ENDED
                                                               JUNE 30, 1996       JUNE 30, 1995
                                                               -------------       -------------
Cash Flows From Operations:
  Net Income                                                     $  243,177         $   123,387

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                                    875,000             860,000
    Amortization                                                     69,700              78,000
(Increase) Decrease In Other Assets                                  77,072             112,297
  Increase  (Decrease) In Accounts Payables                         (77,535)            (94,570)
  Increase (Decrease) In Other Liabilities                          159,828              60,326
                                                                 ----------         -----------
Total Adjustments                                                 1,104,065           1,016,053
                                                                 ----------         -----------
    Net Cash Provided By
      Operating Activities                                        1,347,242           1,139,440
                                                                 ----------         -----------
Cash Flows From Investing Activities:
  Purchase of Marketable Securities                                 (34,355)           (400,000)
  Capital Expenditures                                             (185,565)           (333,083)
                                                                 ----------         -----------
    Net Cash Provided By (Used In)
      Investing Activities                                         (219,920)           (733,083)
                                                                 ----------         -----------
Cash Flows From Financing Activities:
  Distributions To Partners                                        (858,880)         (1,342,372)
                                                                 ----------         -----------
    Net Cash Provided By (Used In)
      Financing Activities                                         (858,880)         (1,342,372)
                                                                 ----------         -----------
Increase (Decrease) In Cash                                         268,442            (936,015)
Cash, Beginning                                                     388,328           1,373,182
                                                                 ----------         -----------
Cash, Ending                                                     $  656,770             437,167
                                                                 ----------         -----------



                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1996, the related statements of income and statements of cash flow for the periods ended June 30, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                           SIX MONTHS ENDED                         THREE MONTHS ENDED
                                   JUNE 30, 1996     JUNE 30, 1995            JUNE 30, 1996     JUNE 30, 1995
                                   -------------     -------------            -------------     -------------
Property management fee
to Uniprop, Inc.:                     $273,845          $261,784                 $137,462         $130,907

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

The cash flow generated by the Partnership's operations during the quarter ending June 30, 1996 amounted to $644,395. The General Partner has decided to distribute $429,440, or 3.04%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $214,955, has been added to the Partnership's cash reserves.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 89.8%,(2,989/3,330 sites), versus 87.7% (2,922/3,330) for June 1995. The average monthly homesite rent as of June 30, 1996 was approximately $323, versus $308, an increase of 4.9% from June 1995.

                                  TOTAL          OCCUPIED         OCCUPANCY        AVERAGE
                                 CAPACITY         SITES             RATE             RENT
Ardmor Village                    339              312              92.0%            $308
Camelot Manor                     335              319              95.2              294
Country Roads                     312              282              94.0              214
Dutch Hills                       278              268              96.4              293
El Adobe                          371              354              95.4              358
Paradise Village                  611              429              70.2              271
Stonegate Manor                   308              296              96.1              296
Sunshine Village                  356              322              90.4              381
West Valley                       420              407              96.9              429
                                  ---              ---              ----             ----

TOTAL ON 6/30/96:                 3,330            2,989            89.8%            $323
TOTAL ON 6/30/95:                 3,330            2,922            87.7%            $308

During the second quarter of 1996, the Partnership generated gross revenues of $2,828,846, a 6.3% increase over the $2,662,024 generated in the second quarter of 1995. The net operating income generated by the Partnership during the second quarter was $1,295,371, a 10.1% increase over the $1,176,934 generated during the second quarter of 1995. Cash flow for the second quarter, after mortgage debt service and non-recurring items was $644,395, or 33.9 % more than the $481,250 generated during the second quarter of 1995. The increase in cash flow is due to higher average occupancy and lower interest expense on the floating rate mortgage debt.

                                   GROSS           NET OPERATING        MORTGAGE           CASH
                                  REVENUES            INCOME              DEBT             FLOW
ARDMOR VILLAGE                  $  284,897         $  166,677          $ 63,484          $103,193
CAMELOT MANOR                      272,680            144,917            76,617            69,300
COUNTRY ROADS                      177,694             18,423             -0-              18,423
DUTCH HILLS                        219,877            112,096            55,900            56,196
EL ADOBE                           386,086            250,726           119,816           130,910
PARADISE VILLAGE                   331,509             72,603             -0-              72,603
STONEGATE MANOR                    232,179            100,002            65,325            34,677
SUNSHINE VILLAGE                   372,889            225,316            92,950           132,366
WEST VALLEY                        524,544            321,200           177,884           143,316
PARTNERSHIP MGT:                    26,491            (55,156)            -0-             (55,156)
OTHER NON
RECURRING EXPENSES:                   --              (61,433)            -0-             (61,433)
                                ----------         ----------          --------          --------

QTR. END 6/30/96:               $2,828,846         $1,295,371          $650,976          $644,395
QTR. END 6/30/95:               $2,662,024         $1,176,934          $695,685          $481,250

The properties operating expenses for the first six months of 1996 compared to the same period in 1995, reflect increases in wages, legal fees, marketing expenses, and taxes.


ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 92.0% (312/339 sites) as of June 30, 1996, versus 85.3% as of June 30, 1995. The average rent was approximately $308 per homesite as of June 30, 1996, versus $300 as of June 30, 1995, an increase of 2.7%. For the second quarter, Ardmor Village generated gross revenues of $284,897, 7.9% more than the $263,992
reported for the same quarter in 1995.   Net operating income for the quarter
was $166,677, 16.0% higher than the $143,634 earned during the same quarter in 1995. The increases in both gross revenues and net operating income are due to higher occupancy and lower operating expenses.

Improvement and maintenance actions undertaken during the quarter focused on installing new landscaping around the community center building and repairs to the pool. Also completed during the quarter was the budgeted asphalt resurfacing to community roads.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 95.2% (319/335 sites) as of June 30, 1996, versus 94.3% as of June 30, 1995. The
average rent   was $294 per homesite as of June  30, 1996, versus $285 as of
June 30, 1995, an increase of

3.2%. For the second quarter of 1996, Camelot Manor generated gross revenues of $272,680, versus $266,785, for the same quarter in 1995. Net operating income for the quarter was $144,917, 3.0% more than the $140,652 earned during the same quarter in 1995.

Improvement and maintenance actions undertaken during the quarter involved renovations to the community center building, concrete work on sites where new homes are scheduled to be moved in, and repairs to a bridge within the community. Also completed during the quarter was the installation of new landscaping at the entrance of the community.


COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 90.4% (282/312 sites) as of June 30, 1996, versus 81.1% as of June 30, 1995. The
average rent   was $214  per homesite as of June  30, 1996, versus $205  during
the same quarter of 1995,   an increase of 4.4%.  For the second quarter of
1996, Country Roads generated gross revenues of $177,694, 14.9% more than the $154,625 reported during the same quarter in 1995. Net operating income for the quarter was $18,423, versus $10,492 for the second quarter of 1995. The increase in net operating income is due to higher occupancy.

Improvement and maintenance actions undertaken at the community during the quarter included repairs/renovations to the community owned lease homes, the purchase of new pool furniture, and the upgrading of old electric pedestals throughout the community. Also on-going is the upgrading of vacant sites to accommodate larger homes.


DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 96.4% (268/278 sites) as of June 30, 1996, versus 91.7% as of June 30, 1995. The average rent was $293 per homesite as of June 30, 1996, versus $286 as of June 30, 1995, an increase of 2.5%. For the second quarter, Dutch Hills generated gross revenues of $219,877, 1.7% more than the $216,290 reported during the same quarter in 1995. Net operating income was $112,096, 9.5% less than the $122,760 earned during the same quarter in 1995. The decline in income was due to higher operating expenses and marketing incentives.

Improvement and maintenance actions undertaken during the second quarter focused on installing concrete piers on vacant sites and asphalt resurfacing to residents' driveways. Due to the significant number of homes that have been moved into Dutch Hills in recent months, management has exceeded budgeted projections for site improvement costs by almost 300.0%.


EL ADOBE, in Las Vegas, Nevada, reported an occupancy of  95.4% (354/371 sites)
as of June  30, 1996, versus 92.2% as June 30, 1995.   The average rent on June
30, 1996 was $358 per homesite, versus $347 as of June 30, 1995, an increase of 3.2%. For the second quarter of 1996, El Adobe generated gross revenues of $386,086, 10.3% more than the $350,076 reported for the same quarter in 1995. Net operating income for the quarter was $250,726, a 13.7% increase over the $220,610 generated during the same quarter in 1995. The increase in net operating income is a result higher occupancy and higher average rent.

Improvement and maintenance actions undertaken during the second quarter were limited to the replacement of a HVAC unit at the community center building and resurfacing of several residents' driveways.


PARADISE VILLAGE, in Tampa, Florida, reported an occupancy of 70.2% (429/611 sites) as of June 30, 1996, versus 73.0% as June 30, 1995. The average rent on June 30, 1996 was $271 per homesite, versus $256 as of March 31, 1995, an increase of 5.9%. For the second quarter of 1996, Paradise Village generated gross revenues of $331,509, versus the $309,350 reported for the same quarter in 1995. Net operating income for the quarter was $72,603, a significant increase from the $15,992 earned during the same quarter in 1995. The increase in net operating income is a result of higher average rent and lower operating expenses.

Improvement and maintenance actions undertaken during the quarter focused on renovations to the community-owned lease homes and repairs to the community water system. Also completed at Paradise Village during the second quarter were improvements to vacant homesites.


STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 96.1% (296/308 sites) as of June 30, 1996, versus 92.5% as of June 30, 1995. The average rent was $296 per homesite as of June 30, 1996, versus $288 as of June 30, 1995, an increase of 2.8%. For the second quarter of 1996, Stonegate Manor generated gross revenues of $232,179, versus $237,201 reported for the same quarter in 1995. Net operating income for the quarter was $100,002, 10.3% less than the $110,312 reported during the same quarter in 1995. The decline in net operating income from 1995 to 1996 was due to higher operating expenses and marketing incentives.

Improvement and maintenance actions undertaken during the quarter involved upgrading electric pedestals and installing new concrete piers for new homes
that  were  moved into the community.   Also completed during the quarter were
repairs to  gate valves on the community water system.


SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 90.4% (322/356 sites) as of June 30, 1996, versus 94.7% as of June 30, 1995. The average rent was $381 per homesite as of June 30, 1996, versus $367 as of June 30, 1995, an
increase of 3.8%.   For the second quarter of 1996, Sunshine Village generated gross revenues of $372,889, 2.8% more than the $362,893 reported for the same quarter in 1995. Net operating income was $225,316, 2.0% more than the $220,994 reported for the same quarter in 1995.

Improvement and maintenance actions undertaken during the quarter involved the purchase and removal of several older homes within the community, the on-going pressure wash program for residents' homes, and the replacement of pool furniture.


WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 96.9% (407/420 sites) as of June 30, 1996, versus 95.0% as of June 30, 1995. The average rent was $429 per homesite as of June 30, 1996, versus $412 as of June 30, 1995, an increase of 4.1%. For the second quarter of 1996, West Valley generated gross revenues of $524,544, 6.7% more than the $491,786 reported during the same quarter in 1995. Net operating income was $321,201, slightly less than the $323,824 generated during the same quarter in 1995. The decline in net operating income from 1995 to 1996 was the result of higher marketing expenses.

Improvement and maintenance actions undertaken during the quarter involved installing new grass and landscaping on the community grounds, repainting the block walls surrounding the community, and on-going repairs to street lights throughout the community.


MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $55,156. Expenses of $81,647 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $26,491, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the second quarter of 1995 were $77,157, $86,183 and $9,026, respectively.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                         Exhibit Number         Description
                         --------------         -----------
                               27               Financial Data Schedule

                 (b)  Reports on Form 8-K
                         There were no reports filed on Form 8-K during the three months ended June 30, 1996.

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


                          Uniprop Manufactured Housing Communities
                          Income Fund II, a Michigan Limited Partnership

                          BY:  Genesis Associates Limited Partnership,
                               General Partner

                               BY:  Uniprop, Inc.,
                                    its Managing General Partner


                                    By: /s/ Paul M. Zlotoff
                                        --------------------------------------
                                        Paul M. Zlotoff, President



                                    By: /s/ Gloria A. Koster
                                        --------------------------------------
                                        Gloria A. Koster, Principal
                                        Financial Officer



Dated: August 14, 1996

                                 EXHIBIT INDEX


Exhibit
   No.                   Description                               Page
- --------                 -----------                               ----

   27                    Financial Data Schedule