Form 10-K/A
period 1995-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1996-10-04
CIK 805993

                                  FORM 10-K/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

        [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO
                                                -------------     ----------

                              Commission File No. 0-16701


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            STATE OF MICHIGAN                  38-2702802
          State of incorporation        I.R.S. employer I.D. No.

                 280 DAINES STREET, BIRMINGHAM, MICHIGAN 48009
                                 (810) 645-9261
         (Address of principal executive offices and telephone number)

          Securities Registered Pursuant to Section 12(g) of the Act:
 $20 PER UNIT, UNITS OF BENEFICIAL ASSIGNMENTS OF LIMITED PARTNERSHIP INTERESTS


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No
                                  -----             ------

As of October 4, 1996, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 1996 appraisal of Partnership properties), was approximately $40,668,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                  SEE ITEM 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

Liquidity

     During 1995, the Partnership's distributable cash from operations was $1,932,955. The distributable cash from operations does not include income reported from the Partnership's 20.98% residual interest ("Class R Certificates") of the trust fund which was established as part of the 1993
financing transaction (See Note 3 of the Financial Statements).   However, the
distributable cash from operations does include approximately $112,669 of interest income from the mortgage backed securities ("Class D Certificates") purchased as part of the 1993 financing transaction (See Note 1 of the Financial Statements). The Partnership made distributions of $2,195,720 to the Unit Holders during the calender year 1995. In order to fund the distributions, the Partnership used $262,765 of its reserves.

     As a result of the Partnership generating lower than anticipated distributable cash from operations, the General Partner adjusted the level of quarterly distributions paid to the Unit Holders during the second quarter of 1995. The adjustment of the quarterly distribution was approximatley $240,000 lower than previous quarters. The General Partner expects the Partnership to generate sufficient distributable cash from operations in the future to meet the adjusted distribution target and maintain an adequate level of reserves.

     As of December 31, 1994, the Partnership had $2, 373,000 in reserves. Through the 1995 calender year, the Partnership funded from reserves approximatley $262,000 to pay distributions to the Unit Holders and $740,000 to make capital improvements at the Partnership's properties. On December 31, 1995, the Partnership had $1,345,081 in reserves, of which $388,328 was in cash and $957,753 was in short term marketable securities. (See Note 1 to the Financial Statements).

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

     As part of the Mortgage Financing, the Partnership was required to purchase $1,502,250 in mortgage-backed securities. These mortgage-backed securities equal approximately 5.0% of the seven mortgage notes payable and pay interest computed at a monthly fixed rate of 7.5% per annum. As described in
Note 1 of the Financial Statements the interest income, as well as the future value of the Class D Certificates could be adversely affected by a foreclosure or a significant decline in operating results involving any of the twenty-eight properties participating in the financing transaction, (including any of the seven Properties mortgaged by the Partnership).

     The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing. In addition, as a result of the borrowing, there is potential adverse impact on the amount of distributions to the Unit Holders in future years. However, the General Partner anticipates, based on 1996 projections, that distributions to the Unit Holders will be approximately 3.0% to 4.5% through 1997.

Results of Operations

Distributable Cash From Operations

     Distributable cash from operations totaled $1,932,955 in 1995, $2,806,877 in 1994, and $29,160,330 in 1993 (Includes $24,619,767 from the 1993 financing transaction). Distributions paid to the Unit Holders totalled $2,195,720 in 1995, $25,098,000 in 1994 (Includes $23,119,767 distribution from the 1993 financing transaction), and $4,624,742 in 1993.

     As reflected in the table on page 6, distributable cash from operations declined from 1993 to 1994 due to the 1993 financing transaction and establishment of mortgage debt service. Furthermore, because the interest rate on the mortgage debt floats above the LIBOR rate, the Partnership's mortgage payments increase or decrease monthly based on fluctuations in the LIBOR rate. Between 1994 and 1995, the LIBOR rate increased. As a result, the Partnership's distributable cash from operations between 1994 and 1995 declined, due in part, to an increase in the debt service of approximatley $389,600. In addition, distributable cash from operations between 1994 and 1995 was also affected by higher operating expenses and lower than anticipated occupancy rates at the Properties. (See Property Operations for more detailed information)

     In February 1994, $23,119,767, a part of the Mortgage Financing proceeds, was distributed to the Unit Holders, of which $13,572,978 represented the elimination of the preferred return deficit that existed and $9,546,789 represented a partial return of capital.

     Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to Unit Holders in 1995, 1994 and 1993. As described in Note 3 to the Partnership's financial statements, the cumulative preferred return deficit, through December 1993 was paid in full in February 1994. The cumulative unpaid preferred return deficit that has accumulated during 1995 totalled approximately $3,456,000. No distributions can be made to the General Partner until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1995, the unpaid amount to be distributed to the General Partner from future capital transactions was approximately $5,300,000.


Net Income

     As reflected in the Statement of Income included in the Financial Statements, net income was $540,151 in 1995, $1,444,879 in 1994, and $2,852,634
in 1993. The decline in net income between 1993 and 1994 was primarily due to the 1993 financing transaction and the establishment of mortgage debt service. In addition, increases in property operating expenses of approximately $490,000 also contributed to the decline in net income. The increases in operating expenses and interest expense were partially offset by higher interest income on cash reserves and the reflection of equity in the net income of the LLC, which is not a cash item (See Note 1 to the Financial Statements). The decline in net income between 1994 and 1995 was primarily due to an increase in mortage debt service of $389,600 and an increase in property operating expenses of approximately $340,000. The increase in property operating expenses is primarily attributable to capital improvements,
maintenance, and marketing expenses related to the Properties.   As stated in
the Partnership's quarterly reports, the increases in these operating expenses were budgeted as part of management's long-term property improvement program.


Partnership Management

     Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $149,523 in 1995, $49,897 in 1994 and $288,651 in 1993.

     The decrease in net management expenses between 1994 and 1993 was due to interest income on the proceeds of the 1993 financing transaction prior to being distributed to the Unit Holders. Net partnership management expenses in 1995, remain lower than in 1993 due to interest on the Partnership's reserves.

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


                  TOTAL
                  SITES    OCCUPIED SITES       OCCUPANCY RATE       AVERAGE RENT
                         1995   1994   1993   1995   1994   1993   1995  1994  1993
                  -----  -----  -----  -----  -----  -----  -----  ----  ----  ----
Ardmor Village      339    298    290    283  87.9%  85.5%  83.5%  $304  $297  $291
Camelot Manor       335    316    318    310  94.3   94.9   92.5    290   281   274
Country Roads       312    265    257    227  84.9   82.4   72.8    205   205   206
Dutch Hills         278    260    252    255  93.5   90.6   91.7    289   281   270
El Adobe            371    347    342    346  93.5   92.2   93.3    347   337   316
Paradise Village    611    435    487    434  71.2   79.7   71.0    257   246   233
Stonegate Manor     308    292    285    291  94.8   92.5   94.5    291   283   274
Sunshine Village    356    331    342    345  93.0   96.1   96.9    368   364   342
West Valley         420    392    400    397  93.3   95.2   94.5    428   412   396
                  -----  -----  -----  -----  ----   ----   ----   ----  ----  ----
Overall           3,330  2,936  2,973  2,888  88.2%  89.3%  86.7%  $316  $307  $289
                  =====  =====  =====  =====  ====   ====   ====   ====  ====  ====

     During the 1995 fiscal year, before Partnership management and nonrecurring expenses and debt service, the Partnership's nine properties generated net operating income of $5,069,250 or 47.4% of total revenues compared to $5,424,401 or 51.2% of total revenues; and $5,082,161 or 50.3% of total revenues, in 1994 and 1993, respectively.

     The decrease in net operating income between 1995 and 1994, is a direct result of higher operating expenses associated with managements long-term property improvement plan.

     The table below summarizes gross revenues and net operating income for the Properties during 1995, 1994 and 1993.


                              GROSS REVENUE                 DISTRIBUTABLE CASH FROM OPERATIONS(1)
                    -----------------------------------     -------------------------------------
                         1995         1994         1993         1995          1994         1993
                         ----         ----         ----         ----          ----         ----
Ardmor Village      $ 1,058,592  $   997,311  $   932,822  $   563,269   $   548,538   $  471,314
Camelot Manor         1,050,043    1,022,205      953,944      560,413       486,508      430,512
Country Roads           624,061      582,832      553,547      (43,518)       54,916       (5,398)
Dutch Hills             859,073      834,170      810,431      449,811       449,401      440,281
El Adobe              1,436,567    1,355,322    1,348,107      902,642       861,757      831,487
Paradise Village      1,236,377    1,479,452    1,346,439       78,478       304,769      378,482
Stonegate Manor         956,926      959,618      944,586      474,846       529,542      520,687
Sunshine Village      1,448,518    1,451,896    1,306,554      881,978       904,305      733,381
West Valley           1,931,920    1,902,286    1,897,928    1,201,331     1,284,665    1,281,415
                    -----------  -----------  -----------  -----------   -----------   ----------
                     10,602,077   10,585,092   10,094,358    5,069,250     5,424,401    5,082,161
Partnership
  Mgmt.                 110,365      216,241       19,722     (149,523)      (49,897)    (288,651)
Other nonrecurring
expenses                                                      (229,647)     (200,126)    (252,939)
Debt Service                                                (2,757,125)   (2,367,501)          N/A
                    -----------  -----------  -----------  -----------   -----------   -----------
TOTAL:              $10,712,442  $10,801,333  $10,114,080  $ 1,932,955   $ 2,806,877   $ 4,540,571
                    ===========  ===========  ===========  ===========   ===========   ===========

(1) Distributable cash from operations does not include depreciation, amortization, or net income from the LLC.

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

     The property's 1995 net operating income of $78,478 represented 6.3% of revenues compared to $304,769 or 20.6% of revenues in 1994 and $378,482 or 28.1% in 1993. During 1995, management has started to phase out the lease/purchase program. As a result, lease home income declined significantly and expenses to repair the lease homes increased.

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

                 Uniprop Manufactured Housing Communities
                 Income Fund II, a Michigan Limited Partnership

                 BY:  Genesis Associates Limited Partnership,
                      General Partner


                      BY: Uniprop, Inc., Managing General Partner


                      By: /s/ Paul M. Zlotoff
                          Paul M. Zlotoff, President

Dated: October 4, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Gloria Koster              By: /s/ Paul M. Zlotoff
   ------------------------------      ----------------------------------------
   Gloria Koster                     Paul M. Zlotoff, Director of Uniprop, Inc.
  (Principal Financial Officer of
  Uniprop, Inc.)

Date: October 4, 1996              Date: October 4, 1996

By: /s/ Andrew Feuereisen
   ------------------------------
  Andrew Feuereisen
  (Controller of Uniprop, Inc.)

Date: October 4, 1996

                                               UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                                            FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             UNIPROP MANUFACTURED HOUSING
                                               COMMUNITIES INCOME FUND II
                                         (A MICHIGAN LIMITED PARTNERSHIP)

                                                            FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                    --------------------------------------------

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





                                                                BDO SEIDMAN, LLP
Troy, Michigan
February 9, 1996

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                                                           1995               1994
--------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 3)
  Buildings and improvements                                                $    48,305,293    $    47,691,900
  Land                                                                           11,644,603         11,562,361
  Manufactured homes and improvements                                             2,456,505          2,430,221
  Furniture and equipment                                                           295,715            246,821
--------------------------------------------------------------------------------------------------------------

                                                                                 62,702,116         61,931,303
  Less accumulated depreciation                                                  13,566,058         11,834,802
--------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                       49,136,058         50,096,501

Cash                                                                                388,328          1,373,182
Marketable securities                                                               956,753          1,000,000
Mortgage-backed securities (Note 3)                                               1,502,250          1,502,250
Unamortized financing costs                                                         964,585            998,958
Investment (Note 3)                                                                 998,995            500,896
Other assets (Note 2)                                                               525,227            622,151
--------------------------------------------------------------------------------------------------------------

                                                                            $    54,472,196    $    56,093,938
==============================================================================================================

LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 3)                                                      $    29,894,586    $    29,786,033
Accounts payable                                                                    154,712            239,888
Other liabilities (Note 4)                                                          827,387            816,937
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                30,876,685         30,842,858
--------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY
  Unit holders                                                                   23,380,956         25,041,927
  General partner                                                                   214,555            209,153
--------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                           23,595,511         25,251,080
--------------------------------------------------------------------------------------------------------------

                                                                            $    54,472,196    $    56,093,938
==============================================================================================================


                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME
--------------------------------------------------------------------------------

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                                           General
                                                           Partner           Unit Holders                TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1993                                $  166,178        $    50,510,131       $   50,676,309

Distributions to unit holders                                    -             (4,624,742)          (4,624,742)

Net income for the year                                     28,526              2,824,108            2,852,634
--------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1993                              $  194,704        $    48,709,497       $   48,904,201

Distributions to unit holders                                    -            (25,098,000)         (25,098,000)

Net income for the year                                     14,449              1,430,430            1,444,879
--------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994                              $  209,153        $    25,041,927       $   25,251,080

Distributions to unit holders                                    -             (2,195,720)          (2,195,720)

Net income for the year                                      5,402                534,749              540,151
--------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                              $  214,555        $    23,380,956       $   23,595,511
==============================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Year Ended December 31,                                                    1995            1994            1993
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $     540,151  $    1,444,879   $   2,852,634
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                     1,747,977       1,704,979       1,687,937
     Amortization                                                       142,926         157,913              -
     Equity in net income of LLC                                       (498,099)       (500,896)             -
     Loss (gain) loss on sale of property and equipment                  (1,933)          1,394          (6,901)
     Decrease (increase) in other assets                                 96,924         156,428         (97,129)
     (Decrease) increase in accounts payable                            (85,176)        105,459          (5,782)
     Increase (decrease) in other liabilities                            10,450        (682,944)        346,076
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,953,220       2,387,212       4,776,835
---------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                   (961,537)       (805,848)       (458,647)
  Proceeds from sale of marketable securities                           525,000               -              -
  Purchase of marketable securities                                    (481,753)     (1,000,000)             -
  Proceeds from sale of property and equipment                          175,936         188,358         331,958
  Purchase of mortgage-backed securities                                      -               -      (1,502,250)
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (742,354)     (1,617,490)     (1,628,939)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                                      (2,195,720)    (25,098,000)     (4,624,742)
  Proceeds from notes payable borrowings                                      -               -      29,660,353
  Repayment of notes payable borrowings                                       -               -      (2,350,523)
  Payment for financing costs                                                 -               -      (1,051,547)
---------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (2,195,720)    (25,098,000)     21,633,541
---------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                        (984,854)    (24,328,278)     24,781,437

CASH, at beginning of year                                            1,373,182      25,701,460         920,023
---------------------------------------------------------------------------------------------------------------

CASH, at end of year                                              $     388,328  $    1,373,182   $  25,701,460
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                     FAIR VALUE OF FINANCIAL INSTRUMENTS

                     The carrying amounts of cash and marketable securities approximate fair value because of the relative short maturity of these items.

                     The carrying amounts of notes payable approximate fair value because the interest rates change with market rates.

                     The fair value of the mortgage-backed securities could not be reasonably estimated due to their lack of liquidity and their unique nature. The Partnership has the positive intent and ability to hold these securities to maturity (see "Mortgage-Backed Securities" below).

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

                     MARKETABLE SECURITIES

                     Marketable securities consist mainly of U.S. Government and Federal Agency Bonds with maturity dates ranging from November 1996 to April 1998. These securities are stated at amortized cost and management intends to hold such securities to maturity. The rate of return on these securities ranged from 4.37% to 7.87%.

                     During 1995, two of the Partnership's marketable securities were called by the issuer, thereby accelerating their maturity, and, consequently, such securities were not held to maturity. The amortized cost of the securities called was approximately $395,000, resulting in a realized gain of $5,000. In addition, marketable securities totalling $125,000 matured during 1995.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     MORTGAGE-BACKED SECURITIES

                     In connection with the Partnership's 1993 financing transaction (see Note 3), the Partnership was required to use approximately 5% of its mortgage proceeds to purchase a subordinated portion of the trust fund's mortgage-backed securities ("Class D Certificates"). These Class D Certificates are not rated, carry a fixed interest rate of 7.5% per annum and are subordinated to the Class A, B and C mortgage certificates issued as part of the aforementioned financing transaction. The Partnership was issued a Class D Certificate in 1993 with a face amount of $1,502,250.

                     These securities are carried at cost and the Partnership intends to hold such securities to maturity. The actual maturity date, which is dependent upon future interest rates and other factors, is anticipated to occur before or during the year 2023. The future value of the Class D Certificates would be adversely affected by a foreclosure or a significant decline in operating results involving any of the twenty-eight properties participating in the financing transaction (including any of the seven properties mortgaged by the Partnership) (see Note 3); however, all scheduled payments to the trust fund have been made to date by the participating properties and management is not aware of any situations that would adversely affect future scheduled payments. The Partnership currently intends to pay its notes payable underlying the Class D Certificates in accordance with their scheduled terms.

                     FINANCING COSTS

                     Costs to obtain financing have been capitalized and are amortized using the straight-line method over the 30-year term of the related mortgage notes payable.

                     INVESTMENT

                     The "Investment" reflected on the Partnership's balance sheets represents a 20.98% residual interest ("Class R Certificates") of the trust fund which was established as part of the 1993 financing transaction (see Note 3). The owners of the Class R Certificates are the respective owners of the properties participating in the mortgage-backed securities transaction, with their ownership interest based on the amount each property contributed to the

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   value of the Class R Certificates. These certificates have no principal or interest amount associated with them, but represent the amount which the Partnership will be entitled to receive after all other classes of certificates have been reduced to zero, which is anticipated to occur before or during the year 2023; the actual maturity date is dependent upon future interest rates and other factors. The future value of the Class R Certificates would be adversely affected by a foreclosure or a significant decline in operating results involving any of the twenty-eight properties participating in the financing transaction (including any of the seven properties mortgaged by the Partnership) (see Note 3); however, all scheduled payments to the trust fund have been made to date by the participating properties and management is not aware of any situations that would adversely affect future scheduled payments. The Partnership currently intends to pay its notes payable underlying the Class R Certificates in accordance with their scheduled terms.

                   The Partnership's "Investment" is accounted for using the equity method of accounting, whereby 20.98% of the trust fund's residual interest (which generally represents mortgage interest payments to the trust fund in excess of amounts paid to certificate holders) is recorded in the accompanying financial statements.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.   NOTES PAYABLE    Notes payable consisted of:


                                December 31,                                                             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
                                Mortgage notes payable totalling $30,045,000,     less
                                unamortized discount of $150,414 and $258,967 in 1995 and
                                1994, respectively (See further description below)                   $  29,894,586   $  29,786,033
------------------------------------------------------------------------------------------------------------------------------------

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

                                               UNIPROP MANUFACTURED HOUSING
                                                COMMUNITIES INCOME FUND II
                                             (A MICHIGAN LIMITED PARTNERSHIP)

                                               NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                   The Partnership also has a 20.98% interest in the residual interest of the trust fund and will be entitled to receive a pro-rata share of the proceeds of the remaining assets of the trust fund after the principal balance of the regular security holders have been paid. The residual interest of the trust fund is a separate legal entity and is organized as a Limited Liability Company ("LLC") for federal income tax purposes. At December 31, 1995 and 1994, the Partnership's equity in the LLC was $998,995 and $500,896, respectively, which was determined using the equity method of accounting. Under this method, the investment is carried in the accompanying balance sheets at an amount which approximates the Partnership's equity in the underlying net assets of the LLC. The Partnership recognizes its share of the net income of the LLC for financial statement purposes in the statements of income. During 1995 and 1994, $498,099 and $500,896, respectively, was recognized in the statements of income; however, as reflected in the statements of cash flows, no cash was received by the Partnership for these amounts.

4. OTHER           Other liabilities consisted of:
   LIABILITIES
                   December 31,                     1995              1994
                   ---------------------------------------------------------
                   Tenants' security deposits    $ 462,178        $  450,105
                   Accrued interest                229,221           232,491
                   Other                           135,988           134,341
                   ---------------------------------------------------------
                   TOTAL                         $ 827,387        $  816,937
                   =========================================================

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

                                                   UNIPROP MANUFACTURED HOUSING
                                                    COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
          REPORT OF FEES

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

                                                  UNIPROP MANUFACTURED HOUSING
                                                   COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 6. RECONCILIATION OF         Year Ended December 31,                  1995           1994           1993
    FINANCIAL INCOME  and     -------------------------------------------------------------------------------
    TAXABLE
    INCOME                    Income per the financial
                               statements                           $  540,151      $1,444,879    $ 2,852,634

                              Adjustments to depreciation
                               for difference in methods               168,185         174,624        170,680

                              Adjustments for prepaid rent,
                               meals and entertainment                  25,580           9,609          2,460

                              Adjustment to loss on disposal
                               of assets for difference in
                               basis                                         -               -         (9,328)
                              -------------------------------------------------------------------------------
                              Income Per the Partnership's
                               Tax Return                           $  733,916      $1,629,112    $ 3,016,446
                               ==============================================================================

 7. PARTNERS'                 Subject to the orders of priority under certain specified conditions more fully
    CAPITAL                   described in the Agreement of Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

                                                UNIPROP MANUFACTURED HOUSING
                                                  COMMUNITIES INCOME FUND II
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                    Annual disributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,456,000 in 1995 and $3,833,000 in 1994. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $7,289,000 has been distributed to the unit holders.

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

8. SUPPLEMENTAL     Interest paid during 1995, 1994 and 1993 was approximately
   CASH FLOW        $2,760,000, $2,307,000 and $150,000, respectively.
   INFORMATION

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1995
--------------------------------------------------------------------------------



       Column A                Column B               Column C                       Column D
----------------------        -----------    ---------------------------   ------------------------------

                                                                                  Costs Capitalized
                                                   Initial Cost              Subsequent to Acquisition
                                             ----------------------------  ------------------------------
                                                            Buildings and                Buildings and
Description                   Encumbrance       Land        Improvements        Land     Improvements
---------------------------------------------------------------------------------------------------------

Ardmor Village
  (Lakeville, MN)           $   2,930,000    $ 1,063,253    $  4,253,011   $        -    $   630,415
Sunshine Village
  (Davie, FL)                   4,290,000      1,215,862       4,875,878            -         83,790
Camelot Manor
  (Grand Rapids, MI)            3,490,000        918,949       3,681,051            -        513,639
Country Roads
  (Jacksonville, FL)                   -         636,550       2,546,200        38,106       487,802
Paradise Village
  (Tampa, FL)                          -       1,760,000       7,040,000       279,553       764,275
Dutch Hills
  (Haslett, MI)                 2,580,000        839,693       3,358,771        23,104       295,679
Stonegate Manor
  (Lansing, MI)                 3,015,000        930,307       3,721,229        40,552       234,035
El Adobe
  (Las Vegas, NV)               5,530,000      1,480,000       5,920,000        39,964       322,854
West Valley
  (Las Vegas NV)                8,210,000      2,289,700       9,158,800        89,010       417,864
---------------------------------------------------------------------------------------------------------

                            $  30,045,000   $ 11,134,314   $  44,554,940    $  510,289   $ 3,750,353
=========================================================================================================



                                   Column E                                   Column F       Column G        Column H
                         ---------------------------------------------    --------------   ----------  ---------------
                         Gross Amount at Which Carried                                                   Life on Which
                             at Close of Period                                                          Depreciation in
                         -----------------------------                                                    Latest Income
                                     Buildings and                            Accumulated      Date        Statement is
                         Land        Improvements            Total           Depreciation    Acquired          Computed
-----------------------------------------------------------------------------------------------------------------------

Ardmor Village
  (Lakeville, MN)          $1,063,253   $4,883,426       $   5,946,679        $1,285,940         1987          30 years
Sunshine Village
  (Davie, FL)               1,215,862    4,959,668           6,175,530         1,443,752         1987          30 years
Camelot Manor
  (Grand Rapids, MI)          918,949    4,194,690           5,113,639         1,144,260         1987          30 years
Country Roads
  (Jacksonville, FL)          674,656    3,034,002           3,708,658           819,550         1987          30 years
Paradise Village
  (Tampa, FL)               2,039,553    7,804,275           9,843,828         2,099,000         1987          30 years
Dutch Hills
  (Haslett, MI)               862,797    3,654,450           4,517,247         1,010,089         1987          30 years
Stonegate Manor
  (Lansing, MI)               970,859    3,955,264           4,926,123         1,085,828         1987          30 years
El Adobe
  (Las Vegas, NV)           1,519,964    6,242,854           7,762,818         1,651,972         1988          30 years
West Valley
  (Las Vegas NV)            2,378,710    9,576,664          11,955,374         2,540,201         1988          30 years
-----------------------------------------------------------------------------------------------------------------------

                          $11,644,603  $48,305,293     $    59,949,896      $ 13,080,592
=======================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                             DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------
 1.   RECONCILIATION OF       The following table reconciles the land from January 1, 1993 to December 31,
      LAND                    1995:

                                                                       1995             1994             1993
                              ---------------------------------------------------------------------------------
                              BALANCE, at January 1            $    11,562,361   $   11,412,361   $  11,412,361

                              Additions to land                         82,242          150,000               -
                              ---------------------------------------------------------------------------------
                              BALANCE, at December 31          $    11,644,603   $   11,562,361   $  11,412,361
                              =================================================================================

  2.    RECONCILIATION OF      The following table reconciles the buildings and improvements from January 1,
        BUILDINGS AND         1993 to December 31, 1995:
        IMPROVEMENTS
                                                                       1995             1994             1993
                              ---------------------------------------------------------------------------------
                              BALANCE, at January 1            $    47,691,900   $   47,223,775   $  47,183,927

                              Additions to buildings
                               and improvements                        613,393          468,125          39,848
                              ---------------------------------------------------------------------------------
                              BALANCE, at December 31          $    48,305,293   $   47,691,900   $  47,223,775
                              =================================================================================


 3.     RECONCILIATION OF     The following table reconciles the accumulated depreciation from January 1, 1993
        ACCUMULATED           to December 31, 1995:
        DEPRECIATION
                                                                          1995             1994             1993
                              ----------------------------------------------------------------------------------
                              BALANCE, at January 1            $    11,449,637   $    9,855,036   $    8,269,748

                              Current year
                               depreciation expense                  1,630,955        1,594,601        1,585,288
                              ----------------------------------------------------------------------------------
                              BALANCE, at December 31          $    13,080,592   $   11,449,637   $    9,855,036
                              ==================================================================================


 4.     TAX BASIS OF          The aggregate cost of buildings and improvements for federal income tax purposes
        BUILDINGS AND         is equal to the cost basis used for financial statement purposes.
        IMPROVEMENTS

