Form 10-Q
period 1996-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1996-11-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1996 Commission File No. 0-16701





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




                                     INDEX



                                                            Page
                                                            ----
           PART I   FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                    Balance Sheets
                    September 30, 1996 (Unaudited) and
                    December 31, 1995                             3

                    Statements of Income
                    Nine months ended September 30, 1996
                    and 1995 and Three Months ended
                    September 30, 1996 and 1995 (Unaudited)       4

                    Statements of Cash Flows
                    Nine months ended September 30, 1996
                    and 1995 (Unaudited)                          5

                    Notes to Financial Statements
                    September 30, 1996 (Unaudited)                6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                 7

           PART II  OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              11

                         PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



          ASSETS                                        SEPT. 30, 1996                 DEC. 31, 1995
                                                        --------------                 -------------
                                                          (Unaudited)
Properties:
  Land                                                    $11,644,603                    $11,644,603
  Buildings And Improvements                               48,432,721                     48,305,293
  Furniture And Fixtures                                      347,312                        295,715
  Manufactured Homes                                        2,551,894                      2,456,505
                                                          -----------                    -----------
                                                          $62,976,530                    $62,702,116
  Less Accumulated Depreciation                            14,878,558                     13,566,058
                                                          -----------                    -----------
                                                          $48,097,972                    $49,136,058

Cash And Cash Equivalents                                     750,894                        388,328
Marketable Securities                                         994,193                        956,753
Mortgage-backed Securities                                  1,502,250                      1,502,250
Unamortized financing costs                                   936,685                        964,585
Investment                                                    998,995                        998,995
Other Assets                                                  390,923                        525,227
                                                          -----------                    -----------
Total Assets                                              $53,671,912                    $54,472,196


   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                              $92,031                       $154,712
Other Liabilities                                           1,017,150                        827,387
Note Payable                                               29,969,587                     29,894,586
                                                          -----------                    -----------

Total Liabilities                                         $31,078,768                    $30,876,685

Partners' Equity:
  General Partner                                             217,415                        214,555
  Unit Holders                                             22,375,729                     23,380,956
                                                          -----------                    -----------

Total Partners' Equity                                    $22,593,143                    $23,595,511

Total Liabilities And
  Partners' Equity                                        $53,671,912                    $54,472,196

                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                            Nine Months Ended                        Three Months Ended
                                                 Sept. 30, 1996     Sept. 30, 1995      Sept. 30, 1996             Sept. 30, 1995
                                                 --------------     --------------      --------------             --------------
Income:
  Rental Income                                    $7,845,787         $7,534,150           $2,635,696                 $2,528,844
  Other                                               527,781            465,948              137,798                    171,453
                                                   ----------         ----------           ----------                 ----------
Total Income                                       $8,373,568         $8,000,098           $2,773,494                 $2,700,297

Operating Expenses:
  Administrative Expenses
  (Including $411,783, 394,186, 137,938 And
  132,402 In Property Management Fees Paid To
  An Affliate For The Nine and Three Month Periods
  Ended Sept. 30, 1996 And 1995, Respectively)      2,349,271          2,230,856              794,130                    777,734
  Property Taxes                                      657,958            618,096              219,535                    206,043
  Utilities                                           774,659            690,100              274,352                    257,849
  Property Operations                                 923,233            845,936              319,376                    290,952
  Depreciation And Amortization                     1,417,050          1,405,500              472,350                    467,500
  Interest                                          1,965,444          2,070,959              650,975                    684,955
                                                   ----------         ----------           ----------                 ----------

Total Operating Expenses                           $8,087,615         $7,861,447           $2,730,718                 $2,685,033
                                                   ----------         ----------           ----------                 ----------

Net Income                                         $  285,953         $  138,651           $   42,776                 $   15,264

Income Per Unit:                                   $     0.09         $     0.04           $     0.01                 $     0.00

Distribution Per Unit                              $     0.39         $     0.53           $     0.13                 $     0.13

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  Sept.  30, 1996 And 1995                          3,303,387          3,303,387            3,303,387                  3,303,387



                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                           Nine  Months Ende
                                                  Sept. 30, 1996       Sept. 30, 1995
                                                  --------------       --------------
Cash Flows From Operations:
  Net Income                                      $   285,953           $   138,651

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                    1,312,500             1,290,000
    Amortization                                      104,550               115,500
(Increase) Decrease In Other Assets                   132,655               293,370
  Increase  (Decrease) In Accounts Payables           (62,681)             (142,939)
  Increase (Decrease) In Other Liabilities            189,763               132,639
                                                  -----------           -----------
Total Adjustments                                   1,676,787             1,688,570

    Net Cash Provided By
      Operating Activities                          1,962,740             1,827,221

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                   (37,440)             (400,000)
  Capital Expenditures                               (274,414)             (729,525)
                                                  -----------           -----------

    Net Cash Provided By (Used In)
      Investing Activities                           (311,854)           (1,129,525)

Cash Flows From Financing Activities:
  Distributions To Partners                        (1,288,320)           (1,766,279)

    Net Cash Provided By (Used In)
      Financing Activities                         (1,288,320)           (1,766,279)

Increase (Decrease) In Cash                           362,566            (1,068,583)
Cash, Beginning                                       388,328             1,373,182

Cash, Ending                                      $   750,894               304,599
                                                  -----------           -----------



                       See Notes To Financial Statements

          UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                       A MICHIGAN LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996 (Unaudited)




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1996, the related statements of income and statements of cash flow for the periods ended September 30, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2. PAYMENTS TO AFFILIATES:


                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                         SEPT.  30, 1996  SEPT.  30, 1995  SEPT. 30,1996  SEPT. 30,1995
                         ---------------  ---------------  -------------  -------------
Property management fee
to Uniprop, Inc.:          $411,783         $394,186         $137,938       $132,402


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

The cash flow generated by the Partnership's operations during the quarter ending September 30, 1996 amounted to $515,126. The General Partner has decided to distribute $495,508, or 3.51%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $19,618, has been added to the Partnership's cash reserves.


Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 90.1%, (3,000/3,330 sites), versus 87.9% (2,927/3,330) for September 1995. The average monthly homesite rent as of September 30, 1996 was approximately $326, versus $315, an increase of 3.5% from September 1995.

                             TOTAL       OCCUPIED     OCCUPANCY     AVERAGE
                            CAPACITY       SITES        RATE          RENT

      Ardmor Village          339           315          92.9%       $311
      Camelot Manor           335           317          94.6         297
      Country Roads           312           275          88.1         215
      Dutch Hills             278           268          96.4         295
      El Adobe                371           355          95.7         359
      Paradise Village        611           434          71.0         271
      Stonegate Manor         308           295          95.8         297
      Sunshine Village        356           327          91.9         381
      West Valley             420           414          98.6         438
                            -----         -----         -----        ----
      TOTAL ON 9/30/96:     3,330         3,000          90.1%       $326
      TOTAL ON 9/30/95:     3,330         2,927          87.9%       $315

During the third quarter of 1996, the Partnership generated gross revenues of $2,773,494 a 2.7% increase over the $2,700,297 generated in the third quarter of 1995. The net operating income generated by the Partnership during the third quarter was $1,166,101, slightly less than the $1,167,719 generated during the third quarter of 1995. The slight decline in net operating income was due to higher non-recurring expenses. Cash flow for the third quarter, after mortgage debt service and non-recurring items was $515,126 or 6.7% more than the $482,764 generated during the third quarter of 1995. The increase in cash flow was due to lower mortgage debt service.


                       GROSS     NET OPERATING     MORTGAGE           CASH
                     REVENUES       INCOME           DEBT             FLOW

ARDMOR VILLAGE      $  256,401   $  127,298        $ 63,483         $ 63,815
CAMELOT MANOR          268,287      133,885          75,616           58,269
COUNTRY ROADS          183,751       28,359           -0-             28,359
DUTCH HILLS            220,735      107,252          55,900           51,352
EL ADOBE               389,708      222,689         119,817          102,872
PARADISE VILLAGE       308,158       31,793           -0-             31,793
STONEGATE MANOR        244,712      121,930          65,325           56,605
SUNSHINE VILLAGE       363,104      210,512          92,950          117,562
WEST VALLEY            529,618      309,259         177,884          131,375
PARTNERSHIP MGT:         9,020      (38,035)          -0-            (38,035)
OTHER NON
RECURRING EXPENSES:       --        (88,841)          -0-            (88,841)
                    ----------   ----------        --------         --------
QTR. END 9/30/96:   $2,773,494   $1,166,101        $650,975         $515,126
QTR. END 9/30/95:   $2,700,297   $1,167,719        $684,955         $482,764


The properties' operating expenses for the first nine months of 1996 compared to the same period in 1995, reflect increases in wages, legal fees, marketing expenses, and taxes.


ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 92.9% (315/339 sites) as of September 30, 1996, versus 86.7% as of September 30, 1995. The average rent was approximately $311 per homesite as of September 30, 1996, versus $302 as of September 30, 1995, an increase of 3.0%. For the third quarter, Ardmor Village generated gross revenues of $256,401, a decrease from
the $273,221 reported for the same quarter in 1995.   Net operating income for
the quarter was $127,298, a decrease from the $132,388 earned during the same quarter in 1995. The decrease in gross revenues and net operating income is due to higher receivables and a $13,000 increase in sewer rates.

Improvement and maintenance actions undertaken at the community during the quarter included renovations to several of the community-owned homes, an expansion to the RV storage area, and minor repairs to the pool.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 94.6% (317/335 sites) as of September 30, 1996, versus 94.3% as of September 30,
1995.   The average rent  was $297 per homesite as of September  30, 1996, versus $288 as of September 30,

1995, an increase of 3.1%. For the third quarter of 1996, Camelot Manor generated gross revenues of $268,287, versus $262,855, for the same quarter in 1995. Net operating income for the quarter was $133,885, a slight increase from the $133,816 earned during the same quarter in 1995.

Improvement and maintenance actions undertaken during the quarter involved concrete work on sites where new homes have been scheduled to move-in, expansion to the management office within the community center building, and the on-going upgrading of electric pedestals throughout the community. Also completed during the quarter was the installation of new landscaping around the community mailbox.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 88.1% (275/312 sites) as of September 30, 1996, versus 83.0% as of September 30,
1995.  The average rent   was $215  per homesite as of September  30, 1996,
versus $205 during the same quarter of 1995, an increase of 4.9%. For the third quarter of 1996, Country Roads generated gross revenues of $183,751, 11.2% more than the $165,326 reported during the same quarter in 1995. Net operating income for the quarter was $28,359, versus a negative $21,735 for the third quarter of 1995. The increase in net operating income is due to higher average rent and higher occupancy.

Improvement and maintenance actions undertaken at the community during the quarter continue to focus on renovating the community owned lease homes. As a result of the renovations, management reported selling two of the community-owned lease homes during the third quarter. Also on-going, is the upgrading of vacant sites to accommodate larger homes that are being moved into the community.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 96.4% (268/278 sites) as of September 30, 1996, versus 93.9% as of September 30, 1995. The average rent was $295 per homesite as of September 30, 1996, versus $287 as of September 30, 1995, an increase of 2.8%. For the third quarter, Dutch Hills generated gross revenues of $220,735, 3.4% more than the $213,398 reported during the same quarter in 1995. Net operating income was $107,252, 14.0% more than the $94,063 earned during the same quarter in 1995. The increase in income was due to higher average rent and higher occupancy.

Improvement and maintenance actions undertaken during the third quarter were limited to installing concrete piers on vacant sites for new homes moving into the community. As stated in previous newsletters, due to the large number of homes that have been moved into Dutch Hills in recent months, site improvement costs have exceeded budgeted projections by almost an aggregate $15,000.

EL ADOBE,  in Las Vegas, Nevada, reported an occupancy of  95.7% (355/371
sites) as of September  30, 1996, versus 92.7% as September 30, 1995.   The
average rent on September 30, 1996 was $359 per homesite, versus $347 as of September 30, 1995, an increase of 3.5%. For the third quarter of 1996, El Adobe generated gross revenues of

$389,708, 5.9% more than the $367,904 reported for the same quarter in 1995. Net operating income for the quarter was $222,689, a 1.5% increase over the $219,216 generated during the same quarter in 1995. The increase in net operating income is the result of higher occupancy and higher average rent.

Improvement and maintenance actions undertaken during the third quarter focused on upgrading old homesites with new water/sewer risers, electric pedistals, and concrete driveways.

PARADISE VILLAGE, in Tampa, Florida, reported an occupancy of 71.0% (434/611 sites) as of September 30, 1996, versus 71.2% as September 30, 1995. The average rent on September 30, 1996 was $271 per homesite, versus $257 as of September 30, 1995, an increase of 5.5%. For the third quarter of 1996, Paradise Village generated gross revenues of $308,158, versus the $304,325 reported for the same quarter in 1995. Net operating income for the quarter was $31,793, a slight decrease from the $46,696 earned during the same quarter in 1995. This decrease is due to higher marketing expenses.

Improvement and maintenance actions undertaken during the quarter focused on renovations to the community-owned lease homes, site upgrades for new homes being moved into the community, and the on-going pressure washing program for residents' homes.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 95.8% (295/308
sites) as of September 30, 1996, versus 93.2% as of September 30, 1995.   The
average rent was $297 per homesite as of September 30, 1996, versus $289 as of September 30, 1995, an increase of 2.8%. For the third quarter of 1996, Stonegate Manor generated gross revenues of $244,712, versus $246,626 reported for the same quarter in 1995. Net operating income for the quarter was $121,930, slightly more than the $121,757 reported during the same quarter in 1995.

Improvement and maintenance actions undertaken during the quarter involved upgrading electric pedestals and installing new concrete piers for new homes
that  were  moved into the community.   Also completed during the quarter were
repairs to the community water system.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 91.9% (327/356 sites) as of September 30, 1996, versus 94.7% as of September 30, 1995. The average rent was $381 per homesite as of September 30, 1996, versus $368 as of
September 30, 1995, an increase of 3.5%.   For the third quarter of 1996,
Sunshine Village generated gross revenues of $363,104, slightly less than the $363,235 reported for the same quarter in 1995. Net operating income was $210,512, versus the $216,318 reported for the same quarter in 1995. The decline in income is due to lower than anticipated occupancy.

Improvement and maintenance actions undertaken during the quarter involved the removal of several older homes within the community, the installation of new signs at the community entrance, and the purchase of new pool furniture.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 98.6% (414/420 sites) as of September 30, 1996, versus 93.8% as of September 30, 1995. The average rent was $438 per homesite as of September 30, 1996, versus $428 as of September 30, 1995, an increase of 2.3%. For the third quarter of 1996, West Valley generated gross revenues of $529,618, 7.0% more than the $499,547 reported during the same quarter in 1995. Net operating income was $309,259, 13.5% more than the $272,573 generated during the same quarter in 1995. The increase in net operating income from 1995 to 1996 was the result of higher average rent and higher occupancy.

Improvement and maintenance actions undertaken during the quarter were limited to general upgrading of landscaping around the community center building and common areas.


MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $38,035. Expenses of $47,055 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $9,020, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the third quarter of 1995 were a negative $36,985, $40,845 and $3,860, respectively.



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


             Exhibit Number  Description
             --------------  -----------------------
                   27        Financial Data Schedule

     (b)  Reports on Form 8-K
             There were no reports filed on Form 8-K during the three months ended September 30, 1996.

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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership


                    BY:  Genesis Associates Limited Partnership,
                         General Partner

                         BY:  Uniprop, Inc.,
                              its Managing General Partner


                              By:  /s/ Paul M. Zlotoff
                                   ---------------------------------
                                   Paul M. Zlotoff, President



                              By: /s/ Gloria A. Koster
                                  ---------------------------------
                                  Gloria A. Koster,  Principal Financial Officer


Dated: November 14, 1996

                                 EXHIBIT INDEX



Exhibit
  No.                Description                             Page
-------              ----------------------------            ----

  27                 Financial Data Schedule