Form 10-K
period 1996-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1997-03-31
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996        Commission File No. 0-16701


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


                          Yes [ X ]         No [    ]


As of March 1, 1997, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 1997 appraisal of Partnership properties), was approximately $42,317,000.

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

         The Class R Certificates, which constitute the residual interest in the Trust, are owned by Uniprop MHC Residual L.L.C., a newly created Michigan limited liability company (the "R Holder" or "LLC"). The owners of the R Holder are the respective owners of the Projects participating in this mortgage-backed securities financing, with their ownership interest determined based on the amount each Project owner contributes to the value of the Class R Certificates. Initially, the Partnership holds a 20.986% interest in the R Holder.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its nine manufactured housing communities. Partnership operations commenced in April 1987 upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition, although a Property may be disposed of later, if in the opinion of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Hutton Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

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

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately nine communities in the Lakeville, Minnesota area offering approximately 2,363 housing sites. Camelot Manor competes with approximately 16 communities in the Grand Rapids, Michigan area offering approximately 3,697 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately nine communities offering approximately 2,181 housing sites. The Tampa, Florida area contains approximately five communities offering approximately 1,566 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 11 other communities in the Lansing, Michigan area offering approximately 3,386 housing sites. In the Las Vegas, Nevada area, West Valley and El Adobe compete with approximately 10 other communities offering approximately 2,897 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders and limited partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% ofthe then outstanding interests. There have been no matters submitted to a vote of the limited partners during the last fiscal year.




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

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March, 1997, the Properties were appraised at an aggregate fair market value of $74,600,000. Assuming a sale of the nine properties in March 1997, at the appraised value, less payment of selling expenses, the contingent purchase price due to sellers and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $42,317,000 or $12.81 per unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 1997, the Partnership had approximately 4,850 Limited Partners holding Units.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 1996, 1995, 1994, 1993 and 1992:

                   FISCAL YEAR        FISCAL YEAR        FISCAL YEAR       FISCAL YEAR      FISCAL YEAR
                     ENDED              ENDED              ENDED             ENDED            ENDED
                   DECEMBER           DECEMBER           DECEMBER          DECEMBER         DECEMBER
                    31, 1996           31, 1995           31, 1994          31, 1993         31, 1992
                   -----------        -----------        -----------       -----------      -----------
Total Assets       $53,583,381        $54,472,196        $56,093,938       $80,219,220      $54,341,204
                   ===========        ===========        ===========       ===========      ===========


Long Term
Debt               $30,025,487        $29,894,586        $29,786,033       $29,660,353          N/A
                   -----------        -----------        -----------       -----------      -----------



Income              11,250,156         11,210,541         11,302,229        10,114,080        9,771,109

Expenses           (10,854,181)      (10,670,390)         (9,857,350)       (7,261,446)      (6,761,328)
                   ------------      ------------        ------------      ------------      -----------



Net Income            $395,975          $540,151        $1,444,879        $2,852,634         $3,009,781
                   ===========       ===========        ==========        ==========        ===========



Distributions to
Unit Holders,
per Unit:          $      .54        $      .66         $    7.60         $     1.40         $     1.05



Income per Unit:   $      .12        $      .16         $     .43          $     .85         $      .90



Weighted average
number of Units
outstanding:        3,303,387         3,303,387        3,303,387          3,303,387          3,303,387


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity

         During 1996, the Partnership's distributable cash from operations was $2,340,252. The distributable cash from operations does not include income reported from the Partnership's 20.98% residual interest ("Class R Certificates") of the trust fund which was established as part of the 1993
financing transaction (See Note 3 of the Financial Statements).   However, the
distributable cash from operations does include approximately $112,669 of interest income from the mortgage backed securities ("Class D Certificates") purchased as part of the 1993 financing transaction (See Note 1 of the Financial Statements). The Partnership made distributions of $1,783,868 to the Unit Holders during the calender year 1996. The difference between distributable cash from operations of $2,340,252 and distributions of $1,783,868 made to Unit holders during 1996 was approximately $556,384, which was added to the Partnership's reserves.

         As a result the Partnership generating higher than anticipated distributable cash from operation, the General Partner adjusted the level of quarterly distributions paid to the Unit Holders during the third quarter of 1996. The adjustment of the quarterly distribution was approximatley $66,000 higher than previous quarters. The General Partner expects the Partnership to generate sufficient distributable cash from operations in the future to meet the adjusted distribution target and maintain an adequate level of reserves.

         As of December 31, 1995, the Partnership had $1,345,081 in reserves. Through the 1996 calender year, the Partnership funded into reserves approximatley $556,384. On December 31, 1996, the Partnership had $1,962,609 in reserves, of which $1,144,427 was in cash and $818,182 was in short term marketable securities. (See Note 1 to the Financial Statements).

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

         The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing. In addition, as a result of the borrowing, there is potential adverse impact on the amount of distributions to the Unit Holders in future years. However, the General Partner anticipates, based on 1997 projections, that distributions to the Unit Holders will be approximately 3.0% to 4.5% through 1998.


Results of Operations

Distributable Cash From Operations

         Distributable cash from operations totaled $2,340,252 in 1996, $1,932,955 in 1995, and $2,806,877 in 1994. Distributions paid to the Unit Holders totaled $1,783,868 in 1996, $2,195,720 in 1995, and $25,098,000 in 1994
(Includes $23,119,767 distribution from the 1993 financing transaction).

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

         Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to Unit Holders in 1996, 1995 and 1994. As described in Note 3 to the Partnership's financial statements, the cumulative preferred return deficit, through December 1993 was paid in full in February 1994. The cumulative unpaid preferred return deficit that has accumulated during 1996 totalled approximately $3,868,000. No distributions can be made to the General Partner until the cummulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1996, the unpaid amount to be distributed to the General Partner from future capital transactions was approximately $5,700,000.


Net Income

         As reflected in the Statement of Income included in the Financial Statements, net income was $395,975 in 1996, $540,151 in 1995, and $1,444,879
in 1994. The decline in net income between 1994 and 1995 was primarily due to the 1993 financing transaction and the establishment of mortgage debt service. The decline in net income between 1995 and 1996 is due to managements decision not to recognize any income associated with the equity interest in the LLC. It is managements belief that any further increases in the carrying amount of the LLC investment are subject to various subjective valuation assumptions which are not currently verifiable.(See Note 3 to the Financial Statements). Because management recognized income of $498,099, associated with the equity interest in the LLC in 1995, it would be inappropriate to compare the 1995 net income to the 1996 net income without taking out the $498,099 of income associated with the equity interest in the LLC. By removing the $498,099 LLC income from the reported 1995 net income of $540,151, the comparative net income for 1995 would have been $42,052. Thus, reflecting an increase in the net income from 1995 to 1996 of $353,923. The increase in the compairative net income between 1995 and 1996 was due to higher combined occupancy and higher average month rent at the Partnerships nine communities.

Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $177,328 in 1996, $149,523 in 1995 and $49,897 in 1994. The increase from 1994 to 1995 was due primarily to interest income on cash reserves. The increase from 1995 to 1996 was due to higher legal fees and lower interest income on cash reserves.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 91.0% (3,031/3,330 sites) as of December 1996, versus 88.2% in December 1995; and 89.3% in December 1994. The average collected monthly rent was approximately $327 per home site in December 1996, versus $316 in December 1995 and $307 in December 1994, an increase each year of 3.5% and 2.9%, respectively.


                     TOTAL
                     SITES        OCCUPIED SITES             OCCUPANCY RATE              AVERAGE RENT
----------------------------------------------------------------------------------------------------------
                              1996     1995     1994     1996      1995     1994     1996    1995     1994
                              ----     ----     ----     ----      ----     ----     ----    ----     ----
Ardmor Village       339      323      298      290      95.3%     87.9%    85.5%    $314    $304     $297
Camelot Manor        335      325      316      318      97.0      94.3     94.9      299     290      281
Country Roads        312      273      265      257      87.5      84.9     82.4      215     205      205
Dutch Hills          278      266      260      252      95.7      93.5     90.6      297     289      281
El Adobe             371      360      347      342      97.0      93.5     92.2      359     347      337
Paradise Village     611      437      435      487      71.5      71.2     79.7      272     257      246
Stonegate Manor      308      298      292      285      96.8      94.8     92.5      299     291      283
Sunshine Village     356      331      331      342      93.0      93.0     96.1      381     368      364
West Valley          420      418      392      400      99.5      93.3     95.2      438     428      412
                  ------    -----   ------   ------   -------  --------  -------    -----    ----     ----
Overall            3,330    3,031    2,936    2,973      91.0%     88.2%    89.3%    $327    $316     $307
----------------------------------------------------------------------------------------------------------


         During the 1996 fiscal year, before Partnership management and nonrecurring expenses and debt service, the Partnership's nine properties generated net operating income of $5,447,566 or 48.4% of total revenues compared to $5,069,250 or 47.4% of total revenues; and $5,424,401 or 51.2% of total revenues, in 1995 and 1994, respectively.

         The increase in net operating income between 1996 and 1995, is a direct result of increased occupancies and higher average monthly rents at the Partnership's nine communities.

         The table below summarizes gross revenues and net operating income for the Properties during 1996, 1995 and 1994.


                                  GROSS REVENUE                          NET OPERATING INCOME(1)
-------------------------------------------------------------------------------------------------------------
                            1996           1995           1994          1996            1995           1994
                            ----           ----           ----          ----            ----           ----
Ardmor Village        $1,104,595     $1,058,592     $  997,311   $  613,967        $ 563,269      $ 548,538
Camelot Manor          1,085,052      1,050,043      1,022,205      564,878          560,413        486,508
Country Roads            708,498        624,061        582,832      100,722          (43,518)        54,916
Dutch Hills              886,536        859,073        834,170      458,055          449,811        449,401
El Adobe               1,542,026      1,436,567      1,355,322      955,055          902,642        861,757
Paradise Village       1,308,743      1,236,377      1,479,452      191,971           78,478        304,769
Stonegate Manor          973,178        956,926        959,618      440,726          474,846        529,542
Sunshine Village       1,462,935      1,448,518      1,451,896      850,923          881,978        904,305
West Valley            2,098,742      1,931,920      1,902,286    1,271,269        1,201,331      1,284,665
                      ----------     ----------     ----------    ---------       ----------      ---------
                      11,170,305     10,602,077     10,585,092    5,447,566        5,069,250      5,424,401
Partnership
 Mgmt.                    79,851        608,464        717,137     (177,328)        (149,523)       (49,897)

Other nonrecurring
expenses                                                           (316,627)        (229,647)      (200,126)



Debt Service                                                     (2,613,361)      (2,757,125)    (2,367,501)
                      ----------     ----------     ----------   -----------      ----------      ---------

TOTAL:                $11,250,156    $11,210,541    $11,302,229   $2,340,250      $1,932,955     $2,806,877
-------------------------------------------------------------------------------------------------------------

____________________________________

(1) Net operating income from operations does not include depreciation, amortization, or net income from the LLC.

          Each of the following two Properties had occupancy rates well below the other six Properties which had occupancy rates between 90% and 97%.

         Country Roads, in Jacksonville, Florida, reported an occupancy of 87.5% (273/312 sites) as of December 1996 compared to 84.9% in 1995 and 82.4% in 1994. The average rent in December 1996 was $215, versus $205 reported in 1995 and 1994, an increase of 4.9%.

         The property's 1996 net operating income of $100,722 represented 14.2% of revenues versus a net operating income loss of ($43,518) or - 7.0% of revenues in 1995 and $54,916 or 9.4% of revenues in 1994. The increase in net operating income from 1995 to 1996 is primarily due to higher occupancy and higher average rent.

         Paradise Village, in Tampa, Florida, reported an occupancy of 71.5% (437/611 sites) as of December 1996 compared to 71.2% in 1995 and 79.7% in 1994. The average rent in December 1996 was $272, versus $257 in 1995 and $246 in 1994, an increase of 5.8% and 4.5% respectively.

         The property's 1996 net operating income of $191,971 represented 14.7% of revenues compared to $78,478 or 6.3% of revenues in 1995 and $304,769 or 20.6% in 1994. The increase in net operating income from 1995 to 1996 was due to lower operating expenses and sales proceeds from the disposition of community-owned lease homes.

         In 1996 and for the foreseeable future, the Partnership expects to meet its expenditures from operating revenues and to distribute excess cash flow, after retention of an adequate cash reserve, to its Unit Holders and Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 1996, 1995 and 1994, and supplementary data are filed with this Report under Item 14.

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


         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers and directors of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 47, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman and Chief Executive Officer of Uniprop, Inc. in May 1986 and has been its President since 1979. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Steven P. Adler, 46, has been Vice President - Acquisitions and Director of Operations for Uniprop, Inc. since 1984. Mr. Adler is a past member of the Michigan Mobile Home Commission. He has been involved in the manufactured housing industry since 1978. Mr. Adler's responsibilities on behalf of Uniprop, Inc. include property acquisitions, and the overall direction for the operation of properties, including management, marketing and construction. Mr. Adler obtained a B.A. from Bard College, a M.S. in Resource Management and a M.A. in Sociology from the University of New Hampshire.

         Gloria Koster, 43, has been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. She has an M.B.A. from the University of Detroit.

         Terry Winter, 37, has been Vice President - Public Programs since August 1990. He is responsible for financial analysis of properties, placement of investments, management and marketing for public and private programs. From March 1989 until August 1990, Mr. Winter was vice president of marketing/business development in Dallas, Texas, with Home Owners Funding Corp. of America, a mortgage banking originator and servicer specializing in loans for manufactured homes and manufactured housing communities. From February 1987 to March 1989, he had been vice president of loan services at Home Owners. From July 1982 until February 1987, before assets of that company were acquired by Home Owners in 1987, Mr. Winter had been vice-president of real estate management with Commodore Financial Services Corp. Mr. Winter has a B.B.A. in finance from Wayne State University.

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

         The Partnership will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its incentive management interest from operations because distributions were approximately $3,868,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 1996, approximately $400,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated incentive management interest as of December 1996 was approximately $5,700,000. The actual incentive management interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions could be made to the General Partner until an approximately $11,158,000, 10% cumulative preferred return deficit as of December 31, 1996, is first distributed to the Unit Holders. In February of 1994, as part of the Mortgage Financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

         The Partnership must also pay an incentive management interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (I) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (I) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No incentive management interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 1996. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

         Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $552,846: Ardmor Village, $54,528; Camelot Manor, $53,589; Country Roads, $35,425; Dutch Hills, $43,802; El Adobe, $75,998; Paradise Village, $65,417;
Stonegate Manor, $48,346; Sunshine Village, $72,341; and West Valley, $103,400. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

         Certain employees of affiliates of the General Partner were paid an aggregate of $196,491 during 1996 to perform local property management, data processing and investor relations services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Financial Statements

            The following financial statements and related documents are filed with this Report:

            (1)      Report of Independent Certified Public Accountants

            (2)      Balance Sheets as of December 31, 1996 and 1995

            (3) Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994

            (4) Statements of Partners' Equity for the fiscal years ended December 31, 1996, 1995 and 1994

            (5) Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994

            (6)      Schedule III   -       Real Estate and Accumulated
                                            Depreciation for the fiscal
                                            years ended December 31,
                                            1996, 1995 and 1994

     (b)    Reports on Form 8-K

     The Partnership did not file any Forms 8-K during the fourth quarter of 1996.

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

    27       Financial Data Schedule

    28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 1997

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

                               Uniprop Manufactured Housing Communities
                               Income Fund II, a Michigan Limited Partnership

                               BY: Genesis Associates Limited Partnership, General Partner

                               BY:    Uniprop, Inc., Managing General Partner


                                      By: /s/ Paul M. Zlotoff
                                          ------------------------------------
                                          Paul M. Zlotoff, President

Dated:  March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria Koster                    By: /s/ Paul M. Zlotoff
    ------------------------------           ---------------------------------------------------
    Gloria Koster                            Paul M. Zlotoff, Director of Uniprop, Inc.
    (Principal Financial Officer of
     Uniprop, Inc.)

Date:  March 31, 1997                    Date: March 31, 1997

By: /s/ Andrew Feuereisen
    ---------------------
    Andrew Feuereisen
    (Controller of Uniprop, Inc.)

Date:  March 31, 1997


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 1996 and 1995 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP
Troy, Michigan
February 12, 1997

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


December 31,                                      1996               1995
-------------------------------------------------------------------------

ASSETS
PROPERTY AND EQUIPMENT (Note 3)
  Buildings and improvements           $    48,558,632    $    48,305,293
  Land                                      11,644,603         11,644,603
  Manufactured homes and improvements        2,535,831          2,456,505
  Furniture and equipment                      342,651            295,715
-------------------------------------------------------------------------
                                            63,081,717         62,702,116
  Less accumulated depreciation             15,329,988         13,566,058
-------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                  47,751,729         49,136,058
=========================================================================

Cash and cash equivalents                    1,144,427            388,328
Marketable securities                          818,182            956,753
Mortgage-backed securities (Note 3)          1,502,250          1,502,250
Unamortized financing costs                    930,139            964,585
Investment (Note 3)                            998,995            998,995
Other assets (Note 2)                          437,659            525,227
-------------------------------------------------------------------------
                                       $    53,583,381    $    54,472,196

LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 3)                 $    30,025,487    $    29,894,586
Accounts payable                               155,889            154,712
Other liabilities (Note 4)                   1,194,387            827,387
-------------------------------------------------------------------------
TOTAL LIABILITIES                           31,375,763         30,876,685
-------------------------------------------------------------------------
PARTNERS' EQUITY
  Unit holders                              21,989,103         23,380,956
  General partner                              218,515            214,555
-------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                      22,207,618         23,595,511
                                       $    53,583,381    $    54,472,196
=========================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


Year Ended December 31,                           1996              1995               1994
-------------------------------------------------------------------------------------------
INCOME
  Rental                                $   10,824,604    $   10,257,258    $    10,275,710
  Interest                                     194,493           224,027            330,581
  Equity in net income of LLC (Note 3)               -           498,099            500,896
  Other                                        231,059           231,157            195,042
-------------------------------------------------------------------------------------------
                                            11,250,156        11,210,541        11,302,229
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Property operations                        4,417,300         4,230,166          3,885,849
  Depreciation and amortization              1,944,277         1,890,903          1,862,892
  Administrative (Note 5)                    1,009,113           956,742            915,617
  Property taxes                               870,130           835,454            825,491
  Interest                                   2,613,361         2,757,125          2,367,501
-------------------------------------------------------------------------------------------
                                            10,854,181        10,670,390          9,857,350
-------------------------------------------------------------------------------------------
NET INCOME                              $      395,975    $      540,151    $     1,444,879
===========================================================================================
INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)                         $          .12    $          .16    $          .43
===========================================================================================
DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 7)             $          .54    $          .66    $          7.60
===========================================================================================
NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          3,303,387         3,303,387          3,303,387
===========================================================================================
NET INCOME ALLOCABLE TO
  GENERAL PARTNER                       $        3,960    $        5,402    $       14,449
===========================================================================================
DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                       $            -    $            -    $            -
===========================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           General
                                                           Partner           Unit Holders                 TOTAL
---------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1994                                $  194,704        $    48,709,497       $    48,904,201

Distributions to unit holders                                    -            (25,098,000)          (25,098,000)

Net income for the year                                     14,449              1,430,430             1,444,879
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994                                 209,153             25,041,927            25,251,080

Distributions to unit holders                                    -             (2,195,720)           (2,195,720)

Net income for the year                                      5,402                534,749               540,151
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                                 214,555             23,380,956            23,595,511

Distributions to unit holders                                    -             (1,783,868)           (1,783,868)

Net income for the year                                      3,960                392,015               395,975
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                              $  218,515        $    21,989,103        $   22,207,618
===============================================================================================================

See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS


Year Ended December 31,                                                    1996            1995            1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $     395,975  $      540,151   $   1,444,879
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                     1,778,930       1,747,977       1,704,979
     Amortization                                                       165,347         142,926         157,913
     Equity in net income of LLC                                              -        (498,099)      (500,896 )
     (Gain) loss on sale of property and equipment                      (40,188)         (1,933)         1,394
     Decrease in other assets                                            87,568          96,924         156,428
     Increase (decrease) in accounts payable                              1,177         (85,176)        105,459
     Increase (decrease) in other liabilities                           367,000          10,450       (682,944 )
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,755,809       1,953,220       2,387,212
---------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                 (1,115,173)       (961,537)       (805,848)
  Proceeds from sale of property and equipment                          760,760         175,936         188,358
  Proceeds from sale of marketable securities                           200,000         525,000              -
  Purchase of marketable securities                                     (61,429)       (481,753)     (1,000,000)
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (215,842)       (742,354)    (1,617,490)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                                      (1,783,868)     (2,195,720)    (25,098,000)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    756,099        (984,854)    (24,328,278)

CASH AND CASH EQUIVALENTS,
  at beginning of year                                                  388,328       1,373,182     25,701,460
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  at end of year                                                  $   1,144,427  $      388,328   $   1,373,182
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

                             CASH AND CASH EQUIVALENTS

                             The Partnership considers all highly liquid investments purchased with a maturity term of less than three months to be cash equivalents.


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                             FAIR VALUES OF FINANCIAL INSTRUMENTS

                             The carrying amounts of cash and cash equivalents, and marketable securities approximate fair value because of the relative short maturity of these items.

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

                             PROPERTY AND EQUIPMENT

                             Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                             Building and improvements                                                30 years
                             Manufactured homes and improvements                                      30 years
                             Furniture and equipment                                                3-10 years


                             Accumulated depreciation for tax purposes was $13,658,919 and $12,057,650 as of
                             December 31, 1996 and 1995, respectively.

                             MARKETABLE SECURITIES

                             Marketable securities at December 31, 1996 consist mainly of U.S. Government and
                             Federal Agency Bonds with maturity dates ranging from April 1997 to April 1998.
                             These securities are stated at amortized cost and management intends to hold such securities to maturity. The rate of return on these securities ranged from 6.87%
                             to 7.87%. During 1996, $200,000 of marketable securities matured.


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



                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                             INVESTMENT

                             The "Investment" reflected on the Partnership's balance sheets represents a
                             20.98% residual interest ("Class R Certificates") of the trust fund which was established as part of the 1993 financing transaction (see Note 3). The owners of the Class R Certificates are the respective owners of the properties participating in the mortgage-backed securities transaction, with their ownership interest based on the amount each property contributed to the value of the
                             Class R Certificates. These certificates have no principal or interest amount associated with them, but represent the amount which the Partnership will be entitled to receive after all other classes of certificates have been reduced to zero, which is anticipated to occur before or during the year 2023; the actual maturity date is dependent upon future interest rates and other factors. The future value of the Class R Certificates would be adversely affected by a foreclosure or a significant decline in operating results involving any of the twenty-eight properties participating in the financing transaction, including any of the seven properties mortgaged by the Partnership (see Note 3); however, all scheduled payments to the trust fund have been made to date by the participating properties and management is not aware of any situations that would adversely affect future scheduled payments. The Partnership currently intends to pay its notes payable underlying the Class R Certificates in accordance with their scheduled terms.

                             The Partnership's "Investment" is accounted for using the equity method of accounting, whereby 20.98% of the trust fund's residual interest (which generally represents mortgage interest payments to the trust fund in excess of amounts paid to certificate holders) is recorded in the accompanying financial statements, subject to management's estimation of the carrying value of the investment (see
                             Note 3).

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


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

2. OTHER ASSETS              At December 31, 1996 and 1995, "Other assets" included cash of approximately
                             $88,000 in a security deposit escrow account for two of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

3. NOTES PAYABLE             Notes payable consisted of:

                             December 31,                                             1996             1995
                             -----------------------------------------------------------------------------------
                             Mortgage notes payable totalling $30,045,000,
                              less unamortized discount of $19,513 and
                              $150,414 in 1996 and 1995, respectively
                              (See further description below)                    $  30,025,487   $  29,894,586
                             -----------------------------------------------------------------------------------

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                             The mortgage notes payable require monthly payments of interest only through
                             December 1998. Thereafter, monthly payments of principal and interest are required through December 2023. Principal payments to be made in 1999, 2000 and
                             2001 are approximately $363,000, $395,000 and $430,000, respectively. The minimum mortgage interest rate is 7.0% per annum through December 2003 and 8.0%
                             thereafter. The maximum mortgage interest rate is 9.9% per annum through December
                             2003 and 10.9% thereafter. These minimum and maximum rates are determined based on formulas specified in the borrowing agreement. Each of the seven mortgaged properties of the Partnership is cross-collateralized under the terms of the agreement.

                             The Partnership also has a 20.98% interest in the residual interest of the trust fund and will be entitled to receive a pro-rata share of the proceeds of the remaining assets of the trust fund after the principal balances of the regular security holders have been paid. The residual interest of the trust fund is a separate legal entity and is organized as a Limited Liability Corporation ("LLC")
                             for federal income tax purposes. At December 31, 1996 and 1995, the Partnership's equity in the LLC reflected in the accompanying balance sheets was $998,995, which was determined using the equity method of accounting. The Partnership recognized its share of the net income of the LLC for financial statement purposes in the statements of income prior to 1996. During 1996, the Partnership did not recognize any income related to the LLC due to management's belief that any further increases in the carrying amount of the investment are subject to various subjective valuation assumptions which are not currently verifiable.

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


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

4.   OTHER                   Other liabilities consisted of:
     LIABILITIES
                             December 31,                                                1996              1995
                             ----------------------------------------------------------------------------------
                             Tenants' security deposits                           $   495,522          $462,178
                             Accrued property taxes                                   344,090                -
                             Accrued interest                                         221,761           229,221
                             Other                                                    133,014           135,988
                             ----------------------------------------------------------------------------------

                             TOTAL                                                $ 1,194,387          $827,387
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

                             REPORT OF FEES

                             During the years ended December 31, 1996, 1995 and 1994, the affiliate earned property management fees of $552,846, $524,609 and $523,331, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income.
                             The Partnership was owed $13,559 and $37,677 by the affiliate at December 31,
                             1996 and 1995, respectively, for overpayments made.

                             Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $196,491, $164,657 and $119,734 in 1996, 1995 and 1994, respectively, to perform local property management and investor relations services for the Partnership.

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

                             CONTINGENT PURCHASE PRICE

                             A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to share in a contingent purchase price of approximately $2,054,000 with respect to these properties, when and if the properties are sold and the sellers become entitled thereto. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

6. RECONCILIATION OF         Year Ended December 31,                     1996            1995           1994
   FINANCIAL INCOME  AND     -------------------------------------------------------------------------------
   TAXABLE                   Income per the financial
   INCOME                     statements                        $     395,975   $     540,151   $  1,444,879

                             Adjustments to depreciation
                              for difference in methods               159,898         168,185        174,624

                             Adjustments for prepaid rent,
                              meals and entertainment                   8,198          25,580          9,609

                             Adjustment for LLC income                530,069               -              -
                             -------------------------------------------------------------------------------
                             Income Per the Partnership's
                              Tax Return                        $   1,094,140   $     733,916   $  1,629,112
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

                             Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,868,000 in 1996 and $3,456,000 in 1995. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately
                             $11,158,000 has been distributed to the unit holders.

                             At December 31, 1996, the unpaid amount to be distributed to the general partner from future capital transactions was approximately $5.7 million.


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

8. SUPPLEMENTAL CASH         Interest paid during 1996, 1995 and 1994 was approximately $2,621,000, $2,760,000
   FLOW INFORMATION          and $2,307,000, respectively.


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1996




     Column A                Column B             Column C                        Column D
---------------------     -------------   --------------------------   ------------------------------
                                                                              Costs Capitalized
                                                Initial Cost             Subsequent to Acquisition
                                          --------------------------   ------------------------------
                                                       Buildings and                    Buildings and
Description                Encumbrance           Land   Improvements           Land      Improvements
Ardmor Village
 (Lakeville, MN)           $ 2,930,000    $ 1,063,253    $ 4,253,011       $      -        $  760,473
Sunshine Village
 (Davie, FL)                 4,290,000      1,215,862     4,875,878               -            81,555
Camelot Manor
 (Grand Rapids, MI)          3,490,000        918,949     3,681,051               -           518,183
Country Roads
 (Jacksonville, FL)                  -        636,550     2,546,200          38,106           491,802
Paradise Village
 (Tampa, FL)                         -      1,760,000     7,040,000         279,553           877,594
Dutch Hills
 (Haslett, MI)               2,580,000        839,693     3,358,771          23,104           295,679
Stonegate Manor
 (Lansing, MI)               3,015,000        930,307     3,721,229          40,552           234,035
El Adobe
 (Las Vegas, NV)             5,530,000      1,480,000     5,920,000          39,964           326,507
West Valley
 (Las Vegas NV)              8,210,000      2,289,700     9,158,800          89,010           417,864
-------------------------------------------------------------------------------------------------------------------
                           $30,045,000    $11,134,314   $44,554,940        $510,289      $  4,003,692
===================================================================================================================

<Caption
     Column A                             Column E                        Column F     Column G        Column H
---------------------      ----------------------------------------     ------------   ---------   ---------------
                                Gross Amount at Which Carried                                        Life on Which
                                      at Close of Period                                           Depreciation in
                           ----------------------------------------                                  Latest Income
                                          Buildings and                 Accumulated         Date      Statement is
Description                       Land    Improvements        Total     Depreciation    Acquired          Computed
Ardmor Village
 (Lakeville, MN)           $ 1,063,253    $ 5,013,484   $ 6,076,737     $ 1,465,924         1987          30 years
Sunshine Village
 (Davie, FL)                 1,215,862      4,957,433     6,173,295       1,615,519         1987          30 years
Camelot Manor
 (Grand Rapids, MI)            918,949      4,199,234     5,118,183       1,290,984         1987          30 years
Country Roads
 (Jacksonville, FL)            674,656      3,038,002     3,712,658         923,801         1987          30 years
Paradise Village
 (Tampa, FL)                 2,039,553      7,917,594     9,957,147       2,362,756         1987          30 years
Dutch Hills
 (Haslett, MI)                 862,797      3,654,450     4,517,247       1,131,924         1987          30 years
Stonegate Manor
 (Lansing, MI)                 970,859      3,955,264     4,926,123       1,218,547         1987          30 years
El Adobe
 (Las Vegas, NV)             1,519,964      6,246,507     7,766,471       1,862,739         1988          30 years
West Valley
 (Las Vegas NV)              2,378,710      9,576,664    11,955,374       2,862,810         1988          30 years
-------------------------------------------------------------------------------------------------------------------
                           $11,644,603    $48,558,632   $60,203,235     $14,735,004
===================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 1996


1.   RECONCILIATION OF       The following table reconciles the land from January 1, 1994 to December 31,
     LAND                    1996:
                                                                         1996             1995            1994
                             ---------------------------------------------------------------------------------
                             BALANCE, at January 1            $    11,644,603   $   11,562,361   $  11,412,361

                             Additions to land                              -           82,242         150,000
                             ---------------------------------------------------------------------------------

                             BALANCE, at December 31          $    11,644,603   $   11,644,603   $  11,562,361
                             =================================================================================

2.   RECONCILIATION OF       The following table reconciles the buildings and improvements from January 1,
     BUILDINGS AND           1994 to December 31, 1996:
     IMPROVEMENTS                                                        1996             1995            1994
                             ---------------------------------------------------------------------------------
                             BALANCE, at January 1            $    48,305,293   $   47,691,900   $  47,223,775

                             Additions to buildings
                              and improvements                        253,339          613,393         468,125
                             ---------------------------------------------------------------------------------

                             BALANCE, at December 31          $    48,558,632   $   48,305,293   $  47,691,900
                             =================================================================================


3.  RECONCILIATION OF        The following table reconciles the accumulated depreciation from January 1, 1994
    ACCUMULATED               to December 31, 1996:
    DEPRECIATION
                                                                         1996             1995            1994
                             ---------------------------------------------------------------------------------
                             BALANCE, at January 1            $    13,080,592   $   11,449,637   $   9,855,036

                             Current year
                              depreciation expense                  1,654,412        1,630,955       1,594,601
                             ---------------------------------------------------------------------------------
                             BALANCE, at December 31          $    14,735,004   $   13,080,592   $  11,449,637
                             =================================================================================

4.  TAX BASIS OF             The aggregate cost of buildings and improvements for federal income tax purposes
    BUILDINGS                is equal to the cost basis used for financial statement purposes.
    AND IMPROVEMENTS


                                 EXHIBIT  INDEX

EXHIBIT
NUMBER             DESCRIPTION                            METHOD OF FILING                             PAGE
------             -----------                            ----------------                             ----
 3(a)              Certificate of Limited Partnership     Incorporated by reference to the S-11
                   for the Partnership                    Registration Statement of the
                                                          Partnership filed November 12, 1986, as
                                                          amended on December 22, 1986 and
                                                          January 16, 1987 (the "Registration
                                                          Statement").

 3(b)              Uniprop Income Fund II Agreement       Incorporated by reference to the
                   of Limited Partnership                 Registration Statement.

 4(a)              First Amendment to Uniprop Income      Incorporated by reference to the
                   Fund II Agreement of Limited           Registration Statement.
                   Partnership (April 1, 1987)

 4(b)              Form of Beneficial Assignment          Incorporated by reference to Form 10-K
                   Certificate (BAC) for the              for the fiscal year ended December 31,
                   Partnership (originally filed with     1992.
                   Form 10-K for the fiscal year
                   ended December 31, 1987)

 10(a)             Form of Management Agreement           Incorporated by reference to the
                   between the Partnership and            Registration Statement.
                   Uniprop, Inc.

 10(b)             Form of Consulting Agreement           Incorporated by reference to the
                   between the Partnership, the           Registration Statement.
                   General Partner and Consultant

 10(C)             Contingent Purchase Price              Incorporated by reference to Form 10-K
                   Agreement with Sunrise Broward         for the fiscal year ended December 31,
                   Associates, Ltd. (originally filed     1992.
                   with Form 10-K for the fiscal year
                   ended December 31, 1987)

 10(d)             Contingent Purchase Price              Incorporated by reference to Form 10-K
                   Agreement with Ardmor Associates       for the fiscal year ended December 31,
                   Limited Partnership (originally        1992.
                   filed with Form 10-K for the
                   fiscal year ended December 31,
                   1987)

 10(e)             Incentive Acquisition Fee              Incorporated by reference to Form 10-K
                   Agreement between the Partnership      for the fiscal year ended December 31,
                   and Uniprop, Inc. (originally          1992.
                   filed with Form 10-K for the
                   fiscal year ended December 31,
                   1987)

27                 Financial Data Schedule                Filed herewith.  Page 26

28                 Letter summary of the estimated        Filed herewith.  Page 27
                   fair market values of the
                   Partnership's nine manufactured
                   housing communities, as of
                   March 1, 1997.
