Form 10-Q
period 1997-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1997-05-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1997       Commission File No. 0-16701





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

                                     INDEX



                                                                     Page


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                        3

          Balance Sheets
          March 31, 1997 (Unaudited) and
          December 31, 1996                                           3

          Statements of Income
          Three months ended March 31, 1997
          and 1996 (Unaudited)                                        4

          Statements of Cash Flows
          Three months ended March 31, 1997
          and 1996 (Unaudited)                                        5
          Notes to Financial Statements
          March 31, 1997 (Unaudited)                                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                               7

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



      ASSETS                             MARCH 31, 1997        DEC. 31, 1996
                                         --------------        -------------
                                           (Unaudited)
Properties:
  Land                                         $11,644,603           $11,644,603
  Buildings And Improvements                    48,616,993            48,558,632
  Furniture And Fixtures                           342,651               342,651
  Manufactured Homes                             2,432,312             2,535,831
                                               -----------           -----------
                                               $63,036,559           $63,081,717
  Less Accumulated Depreciation                 15,769,988            15,329,988
                                               -----------           -----------
                                               $47,266,571           $47,751,729

Cash And Cash Equivalents                          956,774             1,144,427
Marketable Securities                              818,182               818,182
Mortgage-backed Securities                       1,502,250             1,502,250
Unamortized financing costs                        921,540               930,139
Investment                                         998,995               998,995
Other Assets                                       508,667               437,659
                                               -----------           -----------
Total Assets                                   $52,972,979           $53,583,381


   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                  $122,448              $155,889
Other Liabilities                                  849,136             1,194,387
Note Payable                                    30,033,487            30,025,487
                                               -----------           -----------

Total Liabilities                              $31,005,071           $31,375,763

Partners' Equity:
  General Partner                                  221,073               218,515
  Unit Holders                                  21,746,835            21,989,103
                                               -----------           -----------

Total Partners' Equity                         $21,967,908           $22,207,618

Total Liabilities And
  Partners' Equity                             $52,972,979           $53,583,381


                       See Notes To Financial Statements
                                       3

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                  MARCH 31, 1997    MARCH 31, 1996
Income:
  Rental Income                                      $2,746,882       $2,582,022
  Other                                                 188,626          189,207
                                                     ----------       ----------
Total Income                                         $2,935,508       $2,771,229

Operating Expenses:
  Administrative Expenses
  (Including $144,617 and $136,383
  In Property Management Fees Paid To
  An Affliate For The Three Month Periods
  Ended March 31,1997 And 1996, Respectively            768,140          788,688
  Property Taxes                                        224,025          219,174
  Utilities                                             256,735          236,380
  Property Operations                                   317,387          320,011
  Depreciation And Amortization                         457,083          473,250
  Interest                                              656,340          663,494
                                                     ----------       ----------

Total Operating Expenses                             $2,679,710       $2,700,997
                                                     ----------       ----------

Net Income                                             $255,798          $70,232

Income Per Unit:                                          $0.08            $0.02

Distribution Per Unit                                     $0.15            $0.13

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  March 31, 1997 and 1996                             3,303,387        3,303,387



                          See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                THREE  MONTHS ENDED
                                                    MARCH 31, 1997               MARCH 31, 1996
                                                    --------------               --------------
Cash Flows From Operations:
  Net Income                                              $255,798                       $70,232

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                           440,000                       437,500
    Amortization                                            17,083                        35,750
(Increase) Decrease In Other Assets                        (71,492)                       23,074
  Increase  (Decrease) In Accounts Payables                (33,441)                      (60,697)
  Increase (Decrease) In Other Liabilities                (345,251)                        6,152
                                                         ---------                     ---------
Total Adjustments                                            6,899                       441,779

    Net Cash Provided By
      Operating Activities                                 262,697                       512,011

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                              0                       (10,948)
  Capital Expenditures                                      45,158                      (132,321)
                                                         ---------                     ---------

    Net Cash Provided By (Used In)
      Investing Activities                                  45,158                      (143,269)

Cash Flows From Financing Activities:
  Distributions To Partners                               (495,508)                     (429,440)

    Net Cash Provided By (Used In)
      Financing Activities                                (495,508)                     (429,440)

Increase (Decrease) In Cash                               (187,653)                      (60,698)
Cash, Beginning                                          1,144,427                       388,328

Cash, Ending                                              $956,774                      $327,630
                                                         ---------                     ---------



                       See Notes To Financial Statements
                                       5

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1997, the related statements of income and statements of cash flow for the periods ended March 31, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES


                                   THREE MONTHS ENDED
                            MARCH 31, 1997   MARCH 31, 1996
                            --------------   --------------

Property management fee
to Uniprop, Inc.                  $144,617         $136,383

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. As part of the mortgage financing the Partnership completed in 1993, the Partnership was required to purchase $1,502,250 in mortgage-backed securities, known as the "Class D Certificates". These mortgage-backed securities equal approximately 5.0% of the seven mortgage notes payable and pay interest computed at a monthly fixed rate of 7.5% per annum. The interest income, as well as the future value of the Class D Certificates could be adversely affected by a foreclosure or a significant decline in operating results involving any of the 28 properties participating in the financing transaction which include mortgages on 21 additional properties not owned by the Partnership.

Liquidity

As a result of the 1993 mortgage financing, seven of the Partnership's nine properties are mortgaged. At the time of the mortgage financing, the aggregate principal amounts due under the seven mortgage notes was $30,045,000 and the aggregate fair market value of the Partnership's mortgage properties was $56,400,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the partnership anticipated owning the properties for seven to ten
years.   All of the properties have been owned by the Partnership at least seven years and the General Partner may elect to have the Partnership own the properties for longer than ten years, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable cash from operations totaled $712,881 for the quarter ending March 31, 1997. Included in distributable cash from operations is interest income of $28,130 from the Class D Certificates. The General Partner has decided to distribute $495,508, or 3.51%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $217,373, has been added to the Partnership's cash reserves.

The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

Results of Operations

OVERALL, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 91.9% (3,059/3,330 sites), versus 89.2% (2,972/3,330) for March 1996. The average monthly homesite rent as of March 31, 1997 was approximately $331, versus $318, an increase of 4.1% from March 31, 1996.

                             TOTAL                OCCUPIED          OCCUPANCY        AVERAGE
                             CAPACITY             SITES             RATE             RENT
Ardmor Village                    339              324              95.6%            $328
Camelot Manor                     335              326              97.3              300
Country Roads                     312              284              91.0              215
Dutch Hills                       278              266              95.7              301
El Adobe                          371              366              98.7              359
Paradise Village                  611              446              73.0              272
Stonegate Manor                   308              297              96.4              304
Sunshine Village                  356              331              93.0              399
West Valley                       420              419              99.8              438
                                  ---              ---              ----              ---
TOTAL ON 3/31/97:                 3,330            3,059            91.9%            $331
TOTAL ON 3/31/96:                 3,330            2,972            89.2%            $318

During the first quarter of 1997, the Partnership generated gross revenues of $2,935,508, a 5.9% increase over the $2,771,229 generated in the first quarter of 1996. The net operating income generated by the Partnership during the first quarter was $1,369,221, a 13.4% increase over the $1,206,975 generated during the first quarter of 1996. The increase in net operating income was due to higher average rents and lower operating expenses. Distributable cash from operations for the first quarter, after mortgage debt service and non-recurring items was $712,881 or 31.2% more than the $543,482 generated during the first quarter of 1996.

                             GROSS          NET OPERATING    MORTGAGE       CASH
                             REVENUES       INCOME           DEBT           FLOW
ARDMOR VILLAGE               $315,688         $175,795       $64,006        $111,789
CAMELOT MANOR                 276,495          151,058        76,240          74,818
COUNTRY ROADS                 181,373           10,007       -0-              10,007
DUTCH HILLS                   225,736          108,648        56,360          52,288
EL ADOBE                      404,206          259,624       120,804         138,820
PARADISE VILLAGE              351,885           72,525          -0-           72,525
STONEGATE MANOR               259,119          135,113        65,864          69,249
SUNSHINE VILLAGE              369,447          216,970        93,717         123,253
WEST VALLEY                   548,726          373,395       179,349         194,046
PARTNERSHIP MGT:                2,833          (61,039)         -0-          (61,039)
OTHER NON
RECURRING EXPENSES:              --           ( 72,875)         -0-          (72,875)
                             --------       ----------       -------        --------

QTR. END 3/31/97:            $2,935,508     $1,369,221       $656,340       $712,881
QTR. END 3/31/96:            $2,771,229     $1,206,975       $663,493       $543,482


ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 95.6% (324/339 sites) as of March 31, 1997, versus 89.4% as of March 31, 1996. The average rent was approximately $328 per homesite as of March 31, 1997, versus $306 as of March 31, 1996, an increase of 7.2%. A $10 per month rent increase
went into effect for all residents in March.   For the first quarter, Ardmor
Village generated gross revenues of $315,688, a 8.9% increase from the $289,960
reported for the same quarter in 1996   Net operating income for the first
quarter was $175,795, a 11.7% increase over the $157,336 reported for the same quarter in 1996. The increase in first quarter net operating income from 1996 to 1997 was due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions undertaken at the community during the quarter were limited to site upgrades required to handle new resident homes being moved into the community. Management has budgeted approximately $87,000 in capital improvements for Ardmor Village during 1997. The most significant items budgeted are $45,000 for road repairs, $15,000 for new resident driveways, and $10,000 for site upgrades.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 97.3%
(326/335 sites) as of March 31, 1997, versus 96.4% as of March 31, 1996.   The
average rent was $300 per homesite as of March 31, 1997, versus $291 as of March 31, 1996, an increase of 3.1%. For the first quarter of 1997, Camelot Manor generated gross revenues of $276,495, versus $263,879, for the same quarter in 1996. Net operating income for the quarter was $151,058, a 6.0% increase from the $142,567 earned during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter involved minor repairs to the community manager's home, site upgrades for new resident homes moving into the community, and repairs to maintenance equipment, which was due to heavy snow during February. Management has budgeted approximately $49,000 in capital improvements for Camelot Manor during 1997. The most significant items budgeted are $11,000 for site upgrades and $10,000 for the installation of a new sprinkler system. In addition, management has budgeted $7,200 for upgrading old electric pedestals.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 91.0% (284/312 sites) as of March 31, 1997, versus 86.2% as of March 31, 1996. The average rent was $215 per homesite as of March 31, 1997, versus $206 during the same quarter of 1996, an increase of 4.4%. For the first quarter of 1997, Country Roads generated gross revenues of $181,373, 8.7% more than the $166,825 reported during the same quarter in 1996. Net operating income for the quarter was $10,007, versus $25,129 for the first quarter of 1996. The decline in first quarter net operating income from 1996 to 1997 was due to higher marketing expenses related to dealer incentives.

Improvement and maintenance actions undertaken at the community during the quarter involved repairs to the community water system, upgrading electric pedestals, and the asphalt resurfacing of 14 resident driveways. Management has budgeted approximately $44,000 in capital improvements for Country Roads during 1997. The most significant items budgeted are $9,600 for driveway resurfacing, $6,000 for new playground equipment, and $6,000 for new furniture in the community center building.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 95.7% (266/278 sites) as of March 31, 1997, versus 95.0% as of March 31, 1996. The average rent was $301 per homesite as of March 31, 1997, versus $292 as of March 31, 1996, an increase of 3.1%. For the first quarter, Dutch Hills generated gross revenues of $225,736, 2.6% more than the $220,023 reported during the same quarter in 1996. Net operating income was $108,648, 3.9% less than the $112,851 earned during the same quarter in 1996. The decline in first quarter net operating income from 1996 to 1997 was due to unexpected costs of $11,000 to repair a broken main water line at the community.

Improvement and maintenance actions undertaken during the first quarter focused on repairs to the broken main water line at the community during January. Management has budgeted approximately $22,000 in capital improvements for Dutch Hills during 1997. The primary capital improvements budgeted are $10,000 for road repairs and $10,000 for resurfacing of resident driveways.

EL ADOBE,  in Las Vegas, Nevada, reported an occupancy of  98.7% (366/371
sites) as of March 31, 1997, versus 95.4% as March 31, 1996.   The average rent
on March 31, 1997 was $359 per homesite, versus $348 as of March 31, 1996, an increase of 3.2%. For the first quarter of 1997, El Adobe generated gross revenues of $404,206, 10.3% more than the $366,536 reported for the same quarter in 1996. Net operating income for the quarter was $259,624, a 9.1% increase over the $237,891 generated during the same quarter in 1996. The increase in net operating income is the result of higher occupancy and higher average rent.

Improvement and maintenance actions undertaken during the first quarter were limited to on-going site upgrades for new resident homes. Management has budgeted approximately $48,000 in capital improvements for El Adobe during 1997. The most significant items budgeted are $16,000 for new playground equipment and $12,000 for resurfacing resident driveways.

PARADISE VILLAGE, in Tampa, Florida, reported an occupancy of 73.0% (446/611 sites) as of March 31, 1997, versus 72.0% as March 31, 1996. The average rent on March 31, 1997 was $272 per homesite, versus $257 as of March 31, 1996, an increase of 5.8%. For the first quarter of 1997, Paradise Village generated gross revenues of $351,885, versus the $324,739 reported for the same quarter in 1996. Net operating income for the quarter was $72,525, a significant increase compared to the $43,795 earned during the same quarter in 1996. The increase in first quarter net operating income from 1996 to 1997 was due to higher lease home income.

Improvement and maintenance actions undertaken during the quarter focused on renovations to community-owned lease homes, site upgrades, and repairs to the sewage treatment plant. Management has budgeted approximately $112,000 in capital improvements at Paradise Village during 1997. The most significant items budgeted are

$20,000 for lease home renovations, $20,000 for road and driveway repairs, and $12,000 for site upgrades to new resident homes.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 96.4% (297/308 sites) as of March 31, 1997, versus 93.5% as of March 31, 1996. The average rent was $304 per homesite as of March 31, 1997, versus $295 as of March 31, 1996, an increase of 3.1%. For the first quarter of 1997, Stonegate Manor generated gross revenues of $259,119, versus $249,921 reported for the same quarter in 1996. Net operating income for the quarter was $135,113, compared to $135,114 reported during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter were limited to site upgrades and snow removal. Management has budgeted approximately $40,000 in capital improvements for Stonegate Manor during 1997. The two major improvements are $18,000 for site improvements and $10,000 for upgrading the community's water system.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 93.0% (331/356 sites) as of March 31, 1997, versus 92.4% as of March 31, 1996. The average rent was $399 per homesite as of March 31, 1997, versus $381 as of March 31,
1996, an increase of 4.7%.   For the first quarter of 1997, Sunshine Village
generated gross revenues of $369,447, slightly less than the $373,792 reported for the same quarter in 1996. Net operating income was $216,970, versus the $227,370 reported for the same quarter in 1996. The decline in income is due to higher resident rent incentives resulting in lower over-all rent collections during the quarter.

Improvement and maintenance actions undertaken during the quarter involved the seal coating of driveways, tree trimming, and upgrading of electric pedestals. Management has budgeted approximately $64,000 in capital improvements at Sunshine Village during 1997. The largest capital improvements are $18,000 for a new roof on the community center building and $14,000 for new playground equipment. Also budgeted is $7,500 for seal coating resident driveways.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 99.8% (419/420 sites) as of March 31, 1997, versus 95.7% as of March 31, 1996. The average rent was $438 per homesite as of March 31, 1997, versus $428 as of March 31, 1996, an increase of 2.3%. For the first quarter of 1997, West Valley generated gross revenues of $548,726, 8.9% more than the $503,774 reported during the same quarter in 1995. Net operating income was $373,395, 26.0% more than the $296,250 generated during the same quarter in 1996. The increase in net operating income from 1996 to 1997 was the result of higher average rent and higher occupancy.

Improvement and maintenance actions undertaken during the quarter were limited to the general spring clean-up and pool opening. Management has budgeted approximately $72,000 in capital improvements for West Valley during 1997. The most significant items budgeted are $16,000 for new playground equipment, $12,000 for community center building furniture, and $10,000 for road repairs.

MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $61,039. Expenses of $63,872 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $2,833, generated by interest on the Partnership's cash reserves and transfer fees. The equivalent figures for the first quarter of 1996 were $71,780, $83,560 and $11,780, respectively. Please note that the income of $2,833 reported here on cash reserves, does not include income from reserves held in securities.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                      Exhibit Number            Description
                      --------------            -----------
                            27                  Financial Data Schedule

               (b)  Reports on Form 8-K
                      There were no reports filed on Form 8-K during the three months ended March 31, 1997.

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

           BY:      Genesis Associates Limited Partnership,
                    General Partner

                    BY:   Uniprop, Inc.,
                          its Managing General Partner


                          By: /s/ Paul M. Zlotoff
                              -----------------------------
                              Paul M. Zlotoff, President

                          By: /s/ Gloria A. Koster
                              -----------------------------
                              Gloria A. Koster,  Principal Financial Officer



Dated: May 15, 1997

                                 EXHIBIT INDEX



EXHIBIT NUMBER                        DESCRIPTION                       PAGE
--------------                        -----------                       ----

       27                             Financial Data Schedule