Form 10-Q
period 1997-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1997-08-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997    Commission File No. 0-16701





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


                                 (248) 645-9261
              (Registrant's telephone number, including area code)








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

                                     INDEX



                                                                    Page
                                                                    ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
         June 30, 1997 (Unaudited) and
         December 31, 1996                                             3

         Statements of Income
         Six months ended June 30, 1997
         and 1996 and Three Months ended
         June 30, 1997 and 1996 (Unaudited)                            4

         Statements of Cash Flows
         Six months ended June 30, 1997
         and 1996 (Unaudited)                                          5

         Notes to Financial Statements
         June 30, 1997 (Unaudited)                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                 7

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

                       PART I.   FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

          UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                       A MICHIGAN LIMITED PARTNERSHIP

                               BALANCE SHEETS



      ASSETS                               JUNE 30, 1997       DEC. 31, 1996
                                           -------------       -------------
                                            (Unaudited)
Properties:
  Land                                      $11,644,603         $11,644,603
  Buildings And Improvements                 48,779,179          48,558,632
  Furniture And Fixtures                        360,016             342,651
  Manufactured Homes                          2,329,651           2,535,831
                                            -----------         -----------
                                            $63,113,449         $63,081,717
  Less Accumulated Depreciation              16,209,988          15,329,988
                                            -----------         -----------
                                            $46,903,461         $47,751,729

Cash And Cash Equivalents                     1,235,431           1,144,427
Marketable Securities                           818,182             818,182
Mortgage-backed Securities                    1,502,250           1,502,250
Unamortized financing costs                     912,457             930,139
Investment                                      998,995             998,995
Other Assets                                    477,321             437,659
                                            -----------         -----------
Total Assets                                $52,848,097         $53,583,381


   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                            $   118,295         $   155,889
Other Liabilities                               947,691           1,194,387
Note Payable                                 30,041,487          30,025,487
                                            -----------         -----------
Total Liabilities                           $31,107,473         $31,375,763

Partners' Equity:
  General Partner                               223,755             218,515
  Unit Holders                               21,516,869          21,989,103
                                            -----------         -----------
Total Partners' Equity                      $21,740,624         $22,207,618

Total Liabilities And
  Partners' Equity                          $52,848,097         $53,583,381


                      See Notes To Financial Statements
                                      3

          UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                       A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME
                                 (Unaudited)



                                                           SIX MONTHS ENDED              THREE MONTHS ENDED
                                                      JUNE 30, 1997  JUNE 30, 1996   JUNE 30, 1997  JUNE 30, 1996
Income:
  Rental Income                                        $5,532,927     $5,210,091      $2,786,045     $2,628,069
  Other                                                   344,800        389,983         156,175        200,776
                                                       ----------     -----------     ----------     ----------
Total Income                                           $5,877,727     $5,600,074      $2,942,220     $2,828,845

Operating Expenses:
  Administrative Expenses
  (Including $290,905, 273,845, 146,288 and 137,462
  In Property Management Fees Paid To
  An Affliate For The Six and Three Month Periods
  Ended June 30, 1997 And 1996, Respectively)           1,549,609      1,555,141         781,469        766,453
  Property Taxes                                          448,071        438,423         224,046        219,249
  Utilities                                               508,124        500,307         251,389        263,927
  Property Operations                                     617,475        603,857         300,088        283,846
  Depreciation And Amortization                           914,166        944,700         457,083        471,450
  Interest                                              1,316,257      1,314,469         659,917        650,975
                                                       ----------     -----------     ----------     ----------
Total Operating Expenses                               $5,353,702     $5,356,897      $2,673,992     $2,655,900
                                                       ----------     -----------     ----------     ----------
Net Income                                             $  524,025     $  243,177      $  268,228     $  172,945

Income Per Unit:                                       $     0.16     $     0.07      $     0.08     $     0.05

Distribution Per Unit                                  $     0.30     $     0.26      $     0.13     $     0.13

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  June 30, 1997 and 1996                                3,303,387      3,303,387       3,303,387      3,303,387



                      See Notes To Financial Statements
                                      4

          UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                       A MICHIGAN LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             SIX  MONTHS ENDED
                                                    JUNE 30, 1997         JUNE 30, 1996
                                                    -------------         -------------
Cash Flows From Operations:
  Net Income                                        $  524,025            $  243,177

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                       880,000               875,000
    Amortization                                        34,166                69,700
(Increase) Decrease In Other Assets                    (40,146)               77,072
  Increase  (Decrease) In Accounts Payables            (37,594)              (77,535)
  Increase (Decrease) In Other Liabilities            (246,696)              159,828
                                                    ----------            ----------
Total Adjustments                                      589,730             1,104,065

    Net Cash Provided By
      Operating Activities                           1,113,755             1,347,242

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                          0               (34,355)
  Capital Expenditures                                (237,912)             (185,565)
   Sale of Fixed Assets                                206,180                     0
    Net Cash Provided By (Used In)
      Investing Activities                             (31,732)             (219,920)

Cash Flows From Financing Activities:
  Distributions To Partners                           (991,019)             (858,880)

    Net Cash Provided By (Used In)
      Financing Activities                            (991,019)             (858,880)

Increase (Decrease) In Cash                             91,004               268,442
Cash, Beginning                                      1,144,427               388,328

Cash, Ending                                        $1,235,431            $  656,770
                                                    ----------            ----------



                      See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1997 (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1997, the related statements of income and statements of cash flow for the periods ended June 30, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2. PAYMENTS TO AFFILIATES:

                               SIX  MONTHS ENDED                    THREE MONTHS ENDED
                         JUNE  30, 1997   JUNE  30, 1996         JUNE 30,1997    JUNE 30,1996
                         ---------------  ---------------         ------------  --------------
Property management fee
to Uniprop, Inc.:          $290,905        $273,845               $146,288      $137,462

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

Distributable cash from operations totaled $725,311 for the quarter ending June 30, 1997. Included in distributable cash from operations is interest income of $28,130 from the Class D Certificates. The General Partner has decided to distribute $561,575.79, or 4.0%, on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $163,735.21, has been added to the Partnership's cash reserves.

The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 92.2%,(3,071/3,330 sites), versus 89.8% (2,989/3,330) for June 1996. The average monthly homesite rent as of June 30, 1997 was approximately $334, versus $323, an increase of 3.4% from June 1996.



                             TOTAL       OCCUPIED     OCCUPANCY    AVERAGE
                           CAPACITY       SITES         RATE         RENT

      Ardmor Village          339           322          95.0%       $312
      Camelot Manor           335           327          97.6         303
      Country Roads           312           284          91.0         225
      Dutch Hills             278           265          95.3         304
      El Adobe                371           365          98.4         373
      Paradise Village        611           463          75.8         281
      Stonegate Manor         308           297          96.4         306
      Sunshine Village        356           331          93.0         399
      West Valley             420           417          99.3         438
                            -----         -----          ----        ----

      TOTAL ON 6/30/97:     3,330         3,071          92.2%       $334
      TOTAL ON 6/30/96:     3,330         2,989          89.8%       $323




During the second quarter of 1997, the Partnership generated gross revenues of $2,942,220, a 4.0% increase over the $2,828,846 generated in the second quarter of 1996. The net operating income generated by the Partnership during the second quarter was $1,385,228, a 6.9% increase over the $1,295,371 generated during the second quarter of 1996. Cash flow for the second quarter, after mortgage debt service and non-recurring items was $725,311, or 12.6 % more than the $644,395 generated during the second quarter of 1996. The increase in cash flow is due to higher average occupancy and lower operating expenses.



                         GROSS        NET OPERATING    MORTGAGE          CASH
                        REVENUES         INCOME          DEBT            FLOW

ARDMOR VILLAGE          $266,167        $139,911       $ 64,356        $ 75,555
CAMELOT MANOR            278,563         148,768         76,655          72,113
COUNTRY ROADS            186,063          36,374          -0-            36,374
DUTCH HILLS              227,273         121,673         56,668          65,005
EL ADOBE                 404,558         266,349        121,463         144,886
PARADISE VILLAGE         380,427          62,927          -0-            62,927
STONEGATE MANOR          265,023         146,279         66,222          80,057
SUNSHINE VILLAGE         377,330         237,009         94,226         142,783
WEST VALLEY              555,299         383,168        180,327         202,841
PARTNERSHIP MGT:           1,517         (94,898)         -0-           (94,898)
OTHER NON
RECURRING EXPENSES:        --            (62,332)         -0-           (62,332)
                      ----------      ----------       --------        --------

QTR. END 6/30/97:     $2,942,220      $1,385,228       $659,917        $725,311
QTR. END 6/30/96:     $2,828,846      $1,295,371       $650,976        $644,395

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 95.0% (322/339 sites) as of June 30, 1997, versus 92.0% as of June 30, 1996. The average rent was approximately $312 per homesite as of June 30, 1997, versus $308 as of June 30, 1996, an increase of 1.3%. For the second quarter, Ardmor Village generated gross revenues of $266,167, 7.0% less than the $284,897
reported for the same quarter in 1996.   Net operating income for the quarter
was $139,911, 19.0% less than the $166,677 earned during the same quarter in 1996. Please note that the gross revenues and net operating income reported in the second quarter 1996 reflected extraordinary income from the sale of land adjacent to the community.

Improvement and maintenance actions undertaken during the quarter involved installing new sprinkler systems for landscaping at the community entrance,
repairs to the community pool, and site upgrades for new resident homes.   Also
undertaken during the quarter was the purchase and set-up of a new model home.

CAMELOT MANOR,  in Grand Rapids, Michigan, reported an occupancy of 97.6%
(327/335 sites) as of June 30, 1997, versus 95.2% as of June 30, 1996.   The
average rent was $303 per homesite as of June 30, 1997, versus $294 as of June 30, 1996, an increase of 3.1%. For the second quarter of 1997, Camelot Manor generated gross revenues of $278,563, 2.2% more than the $272,680 reported for the same quarter in 1996. Net operating income for the quarter was $148,768, 2.3% more than the $144,917 earned during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter involved renovations to the community mail center building, concrete work on sites where new homes have been scheduled to move-in, and repairs to a bridge within the community. Also completed during the quarter were minor renovations to the community manager home.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 91.0% (284/312 sites) as of June 30, 1997, versus 90.4% as of June 30, 1996. The average rent was $225 per homesite as of June 30, 1997, versus $214 during
the same quarter of 1996,   an increase of 5.1%.  For the second quarter of
1997, Country Roads generated gross revenues of $186,063, 4.7% more than the $177,694 reported during the same quarter in 1996. Net operating income for the quarter was $36,374, versus $18,423 for the second quarter of 1996.
The increase in net operating income is due to higher economic occupancy and lower marketing expenses.

Improvement and maintenance actions undertaken at the community during the quarter included repairs to the community water treatment facility, the purchase and installation of new playground equipment, and installation of new street signage throughout the community. Also completed during the quarter was landscaping around the community-owned lease homes.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 95.3% (265/278 sites) as of June 30, 1997, versus 96.4% as of June 30, 1996. The average rent was $304 per homesite as of June 30, 1997, versus $293 as of June 30, 1996, an increase of 3.8%. For the second quarter, Dutch Hills generated gross revenues of $227,273, 3.4% more than the $219,877 reported during the same quarter in 1996. Net operating income was $121,673, 8.5% more than the $112,096 earned during the same quarter in 1996.

Improvement and maintenance actions undertaken during the second quarter were limited to asphalt resurfacing of residents' driveways and the community sidewalks.

EL ADOBE,  in Las Vegas, Nevada, reported an occupancy of  98.4% (365/371
sites) as of June  30, 1997, versus 95.4% as June 30, 1996.   The average rent
on June 30, 1997 was $373 per homesite, versus $358 as of June 30, 1996, an increase of 4.2%. For the second quarter of 1997, El Adobe generated gross revenues of $404,558, 4.8% more than the $386,086 reported for the same quarter in 1996. Net operating income for the quarter was $266,349, a 6.2% increase over the $250,726 generated during the same quarter in 1996.

Improvement and maintenance actions undertaken during the second quarter included resurfacing of residents' driveways and the replacement of an air conditioning unit on the community center building. Management has ordered approximately $16,000 of new playground equipment for El Adobe. Plans are to install the new equipment by the end of the third quarter.

PARADISE VILLAGE, in Tampa , Florida, reported an occupancy of 75.8% (463/611 sites) as of June 30, 1997, versus 70.2% as of June 30, 1996. The average rent as of June 30, 1997 was $281 per homesite, versus $271 as of June 30, 1996, an increase of 3.7%. For the second quarter of 1997, Paradise Village generated gross revenues of $380,427, 14.8% more than the $331,509 reported for the same quarter in 1996. Net operating income for the quarter was $62,927, or slightly less than the $72,603 reported during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter focused primarily on renovations to the community-owned lease homes and on-going upgrading of vacant homesites. Also completed during the quarter were repairs to the main community pool.

STONEGATE MANOR,  in Lansing, Michigan, reported an occupancy of 96.4% (297/308
sites) as of June 30, 1997, versus 96.1% as of June 30, 1996.   The average
rent  was $306  per homesite as of June 30, 1997, versus $296 as of June 30,
1996, an increase of 3.4%.   For the second quarter of 1997, Stonegate Manor
generated gross revenues of $265,023, 14.1% more than the $232,179 reported for the same quarter in 1996. Net operating income for the quarter was $146,279, 46.3% more than the $100,002 reported during the same quarter in 1996. The significant increase in income from 1996 to 1997 was due to higher economic occupancy and lower marketing expenses.

Improvement and maintenance actions undertaken during the quarter involved upgrading electric pedestals and installing new concrete piers for new homes
that  were  moved into the community.   Also completed during the quarter were
improvements to the community water system.

SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 93.0% (331/356 sites) as of June 30, 1997, versus 90.4% as of June 30, 1996. The average rent was $399 per homesite as of June 30, 1997, versus $381 as of June 30, 1996, an
increase of 4.7%.   For the second quarter of 1997, Sunshine Village generated gross revenues of $377,330, slightly more than the $372,889 reported for the same quarter in 1996. Net operating income was $237,009, 5.2% more than the $225,316 reported for the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter involved the removal of several older homes within the community, the on-going pressure wash program for residents' homes, and the seal coating of residents' driveways. Also completed during the quarter were repairs to the community pool.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 99.3% (417/420 sites) as of June 30, 1997, versus 96.9% as of June 30, 1996. The average rent was $438 per homesite as of June 30, 1997, versus $429 as of June 30, 1996, an increase of 2.1%. For the second quarter of 1997, West Valley generated gross revenues of $555,299, 5.9% more than the $524,544 reported during the same quarter in 1996. Net operating income was $383,168, 19.3% more than the $321,200 generated during the same quarter in 1996. The significant increase in income from 1996 to 1997 is the result of higher economic occupancy and lower marketing expenses.

Improvement and maintenance actions undertaken during the quarter were limited to minor repairs to the community pool and the purchase of a new maintenance truck.

MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $94,898. Expenses of $96,415 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $1,517, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the second quarter of 1996 were $55,156, $81,647
and $26,491, respectively.   The increase in Partnership management expense is
due primarily to a first time Single Business Tax liability.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                    Exhibit Number              Description
                    --------------              -----------
                          27                    Financial Data Schedule

                (b)  Reports on Form 8-K
                       There were no reports filed on Form 8-K during the three months ended June 30, 1997.



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


                        Uniprop Manufactured Housing Communities
                        Income Fund II, a Michigan Limited Partnership

                        BY:  Genesis Associates Limited Partnership,
                             General Partner

                             BY:  Uniprop, Inc.,
                                  its Managing General Partner

                             By:  /s/ Paul M. Zlotoff
                                  ---------------------------------
                                  Paul M. Zlotoff, President


                             By:  /s/ Gloria A. Koster
                                  ------------------------------------------
                                  Gloria A. Koster,  Principal Financial Officer



Dated: August 14, 1997

                                 EXHIBIT INDEX


Exhibit
  No.                   Description                     Page
-------                 -----------                     ----

  27                    Financial Data Schedule