Form 10-Q
period 1997-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1997-11-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 1997           Commission File No. 0-16701





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

                                      INDEX



                                                                  Page


PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 1997 (Unaudited) and
                  December 31, 1996                                 3

                  Statements of Income
                  Nine months ended September 30, 1997
                  and 1996 and Three Months ended
                  September 30, 1997 and 1996 (Unaudited)           4

                  Statements of Cash Flows
                  Nine months ended September 30, 1997
                  and 1996 (Unaudited)                              5

                  Notes to Financial Statements
                  September 30, 1997 (Unaudited)                    6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                     7

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                 12

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



      ASSETS                                   SEPT. 30, 1997         DEC. 31, 1996
                                               --------------         -------------
                                                (Unaudited)
Properties:
  Land                                         $11,644,603            $11,644,603
  Buildings And Improvements                    48,906,031             48,558,632
  Furniture And Fixtures                           368,275                342,651
  Manufactured Homes                             2,203,016              2,535,831
                                               -----------            -----------
                                               $63,121,925            $63,081,717
  Less Accumulated Depreciation                 16,649,988             15,329,988
                                               -----------            -----------
                                               $46,471,937            $47,751,729

Cash And Cash Equivalents                        1,319,093              1,144,427
Marketable Securities                              818,182                818,182
Mortgage-backed Securities                       1,502,250              1,502,250
Unamortized financing costs                        903,374                930,139
Investment                                         998,995                998,995
Other Assets                                       514,494                437,659
                                               -----------            -----------
Total Assets                                   $52,528,325            $53,583,381


   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                  $160,472               $155,889
Other Liabilities                                  950,225              1,194,387
Note Payable                                    30,045,000             30,025,487
                                               -----------            -----------

Total Liabilities                              $31,155,697            $31,375,763

Partners' Equity:
  General Partner                                  225,691                218,515
  Unit Holders                                  21,146,937             21,989,103
                                               -----------            -----------

Total Partners' Equity                         $21,372,628            $22,207,618

Total Liabilities And
  Partners' Equity                             $52,528,325            $53,583,381


                           See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                                 NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                          SEPT. 30, 1997    SEPT. 30, 1996      SEPT. 30, 1997     SEPT. 30, 1996
                                                          --------------    --------------      --------------     --------------
Income:
  Rental Income                                           $8,298,191        $7,845,787          $2,765,264         $2,635,696
  Other                                                      555,324           527,781             210,524            137,798
                                                          ----------        ----------          ----------         ----------
Total Income                                              $8,853,515        $8,373,568          $2,975,788         $2,773,494

Operating Expenses:
  Administrative Expenses
  (Including $438,866, 411,783, 147,961 and 137,938
  In Property Management Fees Paid To
  An Affliate For The Nine and Three Month Periods
  Ended Sept. 30, 1997 And 1996, Respectively}             2,349,908         2,349,271             800,299            794,130
  Property Taxes                                             672,137           657,958             224,066            219,535
  Utilities                                                  688,404           774,659             180,280            274,352
  Property Operations                                      1,077,160           923,233             459,685            319,376
  Depreciation And Amortization                            1,366,762         1,417,050             452,596            472,350
  Interest                                                 1,981,539         1,965,444             665,282            650,975
                                                          ----------        ----------          ----------         ----------

Total Operating Expenses                                  $8,135,910        $8,087,615          $2,782,208         $2,730,718
                                                          ----------        ----------          ----------         ----------

Net Income                                                $  717,605        $  285,953          $  193,580         $   42,776

Income Per Unit:                                          $     0.22        $     0.09          $     0.06         $     0.01

Distribution Per Unit                                     $     0.47        $     0.39          $     0.17         $     0.13

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  Sept. 30, 1997 and 1996                                  3,303,387         3,303,387           3,303,387          3,303,387



                       See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                 NINE  MONTHS ENDED
                                                      SEPT. 30, 1997            SEPT. 30, 1996
                                                      --------------            --------------
Cash Flows From Operations:
  Net Income                                          $      717,605            $      285,953

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                           1,320,000                 1,312,500
    Amortization                                              46,762                   104,550
(Increase) Decrease In Other Assets                          (77,319)                  132,655
  Increase  (Decrease) In Accounts Payables                    4,583                   (62,681)
  Increase (Decrease) In Other Liabilities                  (244,162)                  189,763
                                                      --------------            --------------
Total Adjustments                                          1,049,864                 1,676,787

    Net Cash Provided By
      Operating Activities                                 1,767,469                 1,962,740

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                                0                         0
 Capital Expenditures                                       (373,023)                  (37,440)
   Sale of Fixed Assets                                      332,815                  (274,414)
                                                      --------------            --------------
    Net Cash Provided By (Used In)
      Investing Activities                                   (40,208)                 (311,854)

Cash Flows From Financing Activities:
  Distributions To Partners                               (1,552,595)               (1,288,320)

    Net Cash Provided By (Used In)
      Financing Activities                                (1,552,595)               (1,288,320)

Increase (Decrease) In Cash                                  174,666                   362,566
Cash, Beginning                                            1,144,427                   388,328

Cash, Ending                                          $    1,319,093            $      750,894
                                                      --------------            --------------



                        See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1997, the related statements of income and statements of cash flow for the periods ended September 30, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:


                                          NINE MONTHS ENDED                           THREE MONTHS ENDED
                                    SEPT.  30, 1997   SEPT.  30, 1996           SEPT. 30,1997    SEPT. 30,1996
                                    ---------------   ---------------           -------------    -------------
Property management fee
to Uniprop, Inc.:                   $    438,866      $   411,783                  $147,961         $137,938
-------------------------------------------------------------------------------------------------------------------

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

Distributable cash from operations totaled $646,176 for the quarter ending September 30, 1997. Included in distributable cash from operations is interest income of $28,130 from the Class D Certificates. Of this amount, the General Partner has decided to distribute $561,575.79 to the Unit Holders, representing a 4.0% annualized return on capital. The difference between income generated by operations and cash distributed, or $163,735.21, has been added to the Partnership's cash reserves.

The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 92.3%, (3,072/3,330 sites), versus 90.1% (3,000/3,330) for September 1996. The average monthly homesite rent as of September 30, 1997 was approximately $333, versus $326, an increase of 2.1% from September 1996.

                     TOTAL           OCCUPIED      OCCUPANCY   AVERAGE
                     CAPACITY        SITES         RATE        RENT

Ardmor Village          339          322           95.0%       $310
Camelot Manor           335          331           98.8         305
Country Roads           312          286           91.7         225
Dutch Hills             278          258           92.8         306
El Adobe                371          367           98.9         374
Paradise Village        611          472           77.3         282
Stonegate Manor         308          291           93.0         308
Sunshine Village        356          331           93.0         399
West Valley             420          414           98.6         430
                        ---          ---           ----         ---

TOTAL ON 9/30/97:       3,330        3,072         92.3%       $333
TOTAL ON 9/30/96:       3,330        3,000         90.1%       $326

During the third quarter of 1997, the Partnership generated gross revenues of $2,975,788, a 7.3% increase over the $2,773,494 generated in the third quarter of 1996. The net operating income generated by the Partnership during the third quarter was $1,311,458, a 12.5% increase over the $1,166,101 generated during the third quarter of 1996. Cash flow for the third quarter, after mortgage debt service and non-recurring items was $646,176, or 25.4% more than the $515,126 generated during the third quarter of 1996. The increase in cash flow was a direct result of increased occupancy and higher average rents.

                        GROSS       NET OPERATING  MORTGAGE     CASH
                        REVENUES    INCOME         DEBT         FLOW

ARDMOR VILLAGE        $  271,585   $  110,533      $ 64,878     $  45,655
CAMELOT MANOR            284,376      147,806        77,279        70,527
COUNTRY ROADS            198,097       35,733           -0-        35,733
DUTCH HILLS              235,160      120,478        57,129        63,349
EL ADOBE                 417,441      263,947       122,450       141,497
PARADISE VILLAGE         351,209       54,156           -0-        54,156
STONEGATE MANOR          284,370      154,769        66,760        88,009
SUNSHINE VILLAGE         370,967      203,741        94,993       108,748
WEST VALLEY              559,686      366,566       181,793       184,773
PARTNERSHIP MGT:           2,897      (43,128)          -0-       (43,128)
OTHER NON
RECURRING EXPENSES:           --     (103,143)          -0-      (103,143)
                      ----------   ----------      --------     ---------

QTR. END 9/30/97:     $2,975,788   $1,311,458      $665,282     $ 646,176
QTR. END 9/30/96:     $2,773,494   $1,166,101      $650,975     $ 515,126

As shown in the Partnership's financial statements, the properties' operating expenses for the first nine months of 1997 compared to the same period in 1996, reflect slight increases in wages, legal fees, marketing expenses, and taxes.

ARDMOR VILLAGE, in Lakeville, Minnesota, reported an occupancy of 95.0% (322/339 sites) as of September 30, 1997, versus 92.9% as of September 30, 1996. The average rent was approximately $310 per homesite as of September 30, 1997, versus $311 as of September 30, 1996. For the third quarter, Ardmor Village generated gross revenues of $271,585, 5.9% more than the $256,401 reported for the same quarter in 1996. Net operating income for the quarter was $110,533, 15.2% less than the $127,298 earned during the same quarter in 1996. The decrease in net operating income was the result of higher legal expenses related to evictions and required repair and maintenance to the communities' sewer and water system.

Improvement and maintenance actions undertaken during the quarter involved $20,680 in driveway and sidewalk repairs, and completing the installation of the underground sprinklers at the entrance. Site upgrades in the amount of $7,295 were done over the third quarter to accommodate the new homes being moved into the community. Management has $45,000 budgeted for road repairs that will begin during the next quarter.

CAMELOT MANOR, in Grand Rapids, Michigan, reported an occupancy of 98.8% (331/335 sites) as of September 30, 1997, versus 94.6% as of September 30, 1996. The average rent was $305 per homesite as of September 30, 1997, versus $297 as of September 30, 1996, an increase of 2.7%. For the third quarter of 1997, Camelot Manor generated gross revenues of $284,376, 6.0% more than the $268,287 reported for the same quarter in 1996. Net operating income for the quarter was $147,806, 10.4% more than the $133,885 earned during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter involved minor road repairs, and site and pedestal upgrades. During the next quarter, the community plans to replace the furniture in the offices and install an underground sprinkler system at the front entrance.

COUNTRY ROADS, in Jacksonville, Florida, reported an occupancy of 91.7% (286/312 sites) as of September 30, 1997, versus 88.1% as of September 30, 1996. The average rent was $225 per homesite as of September 30, 1997, versus $215 during the same quarter of 1996, an increase of 4.7%. For the third quarter of 1997, Country Roads generated gross revenues of $198,097, 7.8% more than the $183,751 reported during the same quarter in 1996. Net operating income for the quarter was $35,733, versus $28,359 for the third quarter of 1996.

Improvement and maintenance actions undertaken at the community during the quarter included installing new electric pedestals at some sites, minor driveway repairs, and approximately $17,000 in costs associated with landscaping and planting trees around the office area.

DUTCH HILLS, in Haslett, Michigan, reported an occupancy of 92.8% (258/278 sites) as of September 30, 1997, versus 96.4% as of September 30, 1996. The average rent was $306 per homesite as of September 30, 1997, versus $295 as of September 30, 1996, an increase of 3.7%. For the third quarter, Dutch Hills generated gross revenues of $235,160, 6.5% more than the $220,735 reported during the same quarter in 1996. Net operating income was $120,478, 12.3% more than the $107,252 earned during the same quarter in 1996. Although occupancy is down compared to the same quarter in 1996 gross revenues and operating income have increased due to increases in the average rent and lower operating expenses.

Improvement and maintenance actions undertaken during the third quarter were limited to site upgrades to the piers and pedestals to accommodate the new larger homes.

EL ADOBE, in Las Vegas, Nevada, reported an occupancy of 98.9% (367/371 sites) as of September 30, 1997, versus 95.7% as September 30, 1996. The average rent on September 30, 1997 was $374 per homesite, versus $359 as of September 30, 1996, an increase of 4.2%. For the third quarter of 1997, El Adobe generated gross revenues of $417,441, 7.1% more than the $389,708 reported for the same quarter in 1996. Net operating income for the quarter was $263,947, an 18.5% increase over the $222,689 generated during the same quarter in 1996. The increase in net operating income is due to increased occupancy and higher average homesite rent combined with stable expenses.

Improvement and maintenance actions undertaken during the third quarter included driveway repairs, a new sidewalk from the parking lot to the door of the community center, and approximately $10,000 in new playground equipment.

As a result of the strong housing market in Las Vegas, occupancy at El Adobe has increased by 12 homesites, or 3.4%, since the third quarter of 1996. Management reported that three new homes were moved into the community over the third quarter and one home was moved out. With the current strong market conditions management anticipates occupancy to remain stable through the fourth quarter.

PARADISE VILLAGE, in Tampa , Florida, reported an occupancy of 77.3% (472/611 sites) as of September 30, 1997, versus 71.0% as of September 30, 1996. The average rent as of September 30, 1997 was $282 per homesite, versus $271 as of September 30, 1996, an increase of 4.1%. For the third quarter of 1997, Paradise Village generated gross revenues of $351,209, 14.8% more than the $308,158 reported for the same quarter in 1996. Net operating income for the quarter was $54,156 compared to the $31,793 reported during the same quarter in 1996.

Improvement and maintenance actions undertaken during the quarter focused primarily on sidewalk and driveway repairs, replacement of the retaining walls throughout the community, and office decorations. Pruning and trimming the trees was also completed over the last quarter.

STONEGATE MANOR, in Lansing, Michigan, reported an occupancy of 94.5% (291/308 sites) as of September 30, 1997, versus 95.8% as of September 30, 1996. The average rent was $308 per homesite as of September 30, 1997, versus $297 as of September 30, 1996, an increase of 3.7%. For the third quarter of 1997, Stonegate Manor generated gross revenues of $284,370, 16.2% more than the $244,712 reported for the same quarter in 1996. Net operating income for the quarter was $154,769, 27% more than the $121,930 reported during the same quarter in 1996. The significant increase in income from 1996 to 1997 is due to a one time payment from the cable tv provider to let them provide additional services at the community.

Improvement and maintenance actions undertaken during the quarter involved primarily site and pedestal upgrades due to the increase in multi-sectional homes moving into the community which adds additional set up costs. Due to increases in operating expenses management has decided to postpone any other budgeted improvement and maintenance items until 1998.


SUNSHINE VILLAGE, in Davie, Florida, reported an occupancy of 93.0% (331/356 sites) as of September 30, 1997, versus 91.9% as of September 30, 1996. The average rent was $399 per homesite as of September 30, 1997, versus $381 as of September 30, 1996, an increase of 4.7%. For the third quarter of 1997, Sunshine Village generated gross revenues of $370,967, slightly more than the $363,104 reported for the same quarter in 1996. Net operating income was $203,741, 3.3% less than the $210,512 reported for the same quarter in 1996. The slight drop in net operating income is due to increased expenses.

Improvement and maintenance actions undertaken during the quarter involved the removal of old homes, the continuation of the pressure wash program, tree trimming throughout the community, and the installation of new playground equipment.

WEST VALLEY, in Las Vegas, Nevada, reported an occupancy of 98.6%
(414/420 sites) as of September 30, 1997, which reflects no change from to the same quarter in 1996. The average rent was $430 per homesite as of September 30, 1997, versus $438 as of September 30, 1996. For the third quarter of 1997, West Valley generated gross revenues of $559,686, 5.7% more than the $529,618 reported during the same quarter in 1996. Net operating income was $366,566, 18.5% more than the $309,259 generated during the same quarter in 1996. The average monthly rent is lower due to a rollback related to the implementation of individual metering for residents' water use.

Improvement and maintenance actions undertaken during the quarter included approximately $30,000 in costs associated with the building of a new play structure. In addition, a pool awning was built and new furniture in the community center was purchased over the third quarter.

MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $43,128. Expenses of $46,025 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $2,897, generated by inter est on the Partnership's reserves and transfer fees. The equivalent figures for the third quarter of 1996 were $38,035, $47,055 and $9,020, respectively.



                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                     (a)  Exhibits

                           Exhibit Number               Description
                           --------------               -----------
                               27                       Financial Data Schedule

                     (b)  Reports on Form 8-K
                              There were no reports filed on Form 8-K
                              during the three months ended September 30, 1997.

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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:     Genesis Associates Limited Partnership,
                            General Partner

                            BY: Uniprop, Inc.,
                                its Managing General Partner


                            By: /s/ Paul M. Zlotoff
                                ----------------------------------------------
                                Paul M. Zlotoff, President



                            By: /s/ Gloria A. Koster
                                ----------------------------------------------
                                Gloria A. Koster,  Principal Financial Officer



Dated: November 14, 1997

                                  EXHIBIT INDEX


Exhibit
  No.                       Description                                 Page
-------                     -----------                                 ----
   27                       Financial Data Schedule