Form 10-K
period 1997-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1998-03-30
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997 Commission File No. 0-16701


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


                                 Yes [X]     No [ ]


As of March 1, 1998, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 1998 appraisal of Partnership properties), was approximately $44,839,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

                                     PART I

ITEM 1.           BUSINESS

General Development of Business

         Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of nine manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9261.

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

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

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

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March, 1998, the Properties were appraised at an aggregate fair market value of $77,200,000. Assuming a sale of the nine properties in March 1998, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $44,839,000 or $13.57 per unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 1998, the Partnership had approximately 4,850 Limited Partners holding Units.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 1997, 1996, 1995, 1994 and 1993:

                    FISCAL YEAR    FISCAL YEAR     FISCAL YEAR    FISCAL YEAR     FISCAL YEAR
                       ENDED          ENDED           ENDED          ENDED           ENDED
                      DECEMBER      DECEMBER        DECEMBER       DECEMBER        DECEMBER
                      31, 1997      31, 1996        31, 1995       31, 1994        31, 1993
                    ------------   -----------     -----------   -----------      -----------
Total Assets         $52,652,238   $53,583,381     $54,472,196   $56,093,938      $80,219,220
                     ===========   ===========     ===========   ===========      ===========

Long Term
Debt                 $30,045,000   $30,025,487     $29,894,586   $29,786,033      $29,660,353
                     -----------   -----------     -----------  ------------     ------------


Income                11,922,526    11,250,156      11,210,541    11,302,229       10,114,080
Expenses             (10,755,270)  (10,854,181)    (10,670,390)   (9,857,350)      (7,261,446)
                   -------------  ------------    ------------    ----------      -----------

Net Income            $1,167,256      $395,975        $540,151    $1,444,879       $2,852,634
                      ==========      ========       =========    ==========      ===========

Distributions to
Unit Holders,
per Unit:               $    .64          $.54            $.66         $7.60            $1.40

Income per
Unit:                   $    .35          $.12            $.16          $.43             $.85

Weighted
average
number of
Units
outstanding:           3,303,387     3,303,387       3,303,387     3,303,387        3,303,387


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity

         The Partnership retains cash reserves which it considers adequate to maintain the Properties. All funds in excess of operating needs and cash reserves are distributed to the Unit Holders, quarterly.

         As of December 31, 1996, the Partnership had $1,962,609 in reserves. Through the 1997 calender year, the Partnership funded into reserves approximately $903,864. On December 31, 1997, the Partnership had $2,506,411 in reserves, of which $1,630,552 was in cash and $875,859 was in short term marketable securities. (See Note 1 to the Financial Statements).

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

         On or around February 15, 1994, the Partnership distributed $23,119,767 to the Unit Holders or $7.00 per $20.00 Unit held. $13,572,978 (or $4.11 per
Unit), restored the shortfall in the Unit Holders 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per unit), was a partial return of the Limited Partners' original capital contributions.

         As described in Note 3 to the Financial Statements, the term of the mortgage notes executed in connection with the Mortgage Financing payable are for a period of 30 years with interest only payments required for the first 5 years. Beginning in 1999, principal and interest payments are required on a self amortizing basis through December of 2023. The minimum mortgage interest rate is 7.0% per annum through December 2003 and 8.0% thereafter. The maximum mortgage interest rate is 9.9% per annum through December 2003 and 10.9% thereafter. Each of the seven mortgaged Properties is cross- collateralized.

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

         The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing. In addition, as a result of the borrowing, there is potential adverse impact on the amount of distributions to the Unit Holders in future years. However, the General Partner anticipates, based on 1998 projections, that distributions to the Unit Holders will be approximately 3.0% to 4.5% through 1998.

Results of Operations

Distributions

         For the year ended December 31, 1997, the Partnership made distributions to the Unit Holders equal, on an annualized basis, to 3.47% on their adjusted capital contributions, or $ .64 per $17.11 unit.

Distributions paid to the Unit Holders totaled $2,114,171 in 1997, $1,783,868 in 1996, and $2,195,720 in 1995.

         Annual distributable cash from operations was less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximatley $3,538,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 1997 was approximatley $14,696,000. No distributions can be made to the General Partner until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1997, the unpaid amount to be distributed to the General Partner from future capital transactions was approximately $6,100,000.

         In February 1994, $23,119,767, a part of the Mortgage Financing proceeds, was distributed to the Unit Holders, of which $13,572,978 represented the elimination of the preferred return deficit that existed and $9,546,789 represented a partial return of capital.

Net Income

         The Partnership generated net income of $1,167,256 in 1997, $395,975 in 1996, and $540,151 in 1995.

         There were increases in net income between 1996 and 1997 at eight of the nine properties. The approximately 12.0% increase in 1997 combined net income at the properties resulted from higher occupancy and rental increases. The decline in net income from 1995 to 1996 was due to managements decision to no longer recognize any income associated with the equity interest in the LLC. (See Note 3 to the Financial Statements).

         Net income plus depreciation and amortization less distributions to Unit Holders, and Net Income from the LLC were $903,864, $556,384 and $(262,765). Approximately 12.0% of the distributions to the Unit Holders in 1995 were funded with cash reserves.

Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $155,024 in 1997, $177,328 in 1996 and $149,523 in 1995.

         The increase from 1995 to 1996 was due to higher legal fees and lower interest income on cash reserves. The decrease from 1996 to 1997 was due to higher interest income on cash reserves and lower adminstrative expenses.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 92.5% (3,080/3,330 sites) as of December 1997, versus 91.0% in December 1996, and 88.2% in December 1995. The average monthly rent was approximately $333 per home site in December 1997, versus $327 in December 1996 and $316 in December 1995, an increase each year of 1.8% and 3.5%, respectively.




                     TOTAL
                     SITES       OCCUPIED SITES              OCCUPANCY RATE            AVERAGE RENT
                    ------    ---------------------      --------------------     --------------------
                              1997    1996     1995      1997     1996   1995     1997    1996    1995
                              ----    ----     ----      ----     ----   ----     ----    ----    ----
Ardmor Village         339     326     323      298      96.2%    95.3%   87.9%   $306    $314    $304
Camelot Manor          335     323     325      316      96.4     97.0    94.3     308     299     290
Country Roads          312     288     273      265      92.3     97.5    84.9     225     215     205
Dutch Hills            278     260     266      260      93.5     95.7    93.5     309     297     289
El Adobe               371     366     360      347      98.7     97.0    93.5     374     359     347
Paradise Village       611     480     437      435      78.6     71.5    71.2     282     272     257
Stonegate Manor        308     293     298      292      95.1     96.8    94.8     312     299     291
Sunshine Village       356     326     331      331      91.6     93.0    93.0     399     381     368
West Valley            420     418     418      392      99.5     99.5    93.3     429     438     428
                    ------   -----  ------   ------   -------  -------  ------   -----    ----    ----
Overall              3,330   3,080   3,031    2,936      92.5%    91.0%   88.2%   $333    $327    $316
                    ======   =====  ======   ======   =======  =======  ======   =====    ====    ====


         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1997, 1996 and 1995.

                                      GROSS REVENUE                          NET OPERATING INCOME
                         ---------------------------------------      -----------------------------------
                                1997          1996          1995           1997         1996         1995
                                ----          ----          ----           ----         ----         ----
Ardmor Village            $1,129,735    $1,104,595    $1,058,592       $523,625    $ 613,967    $ 563,269
Camelot Manor              1,123,127     1,085,052     1,050,043        614,242      564,878      560,413
Country Roads                763,727       708,498       624,061        109,568      100,722      (43,518)
Dutch Hills                  918,958       886,536       859,073        481,335      458,055      449,811
El Adobe                   1,646,510     1,542,026     1,436,567      1,051,448      955,055      902,642
Paradise Village           1,460,543     1,308,743     1,236,377        326,009      191,971       78,478
Stonegate Manor            1,035,924       973,178       956,926        578,851      440,726      474,846
Sunshine Village           1,513,820     1,462,935     1,448,518        901,389      850,925      881,978
West Valley                2,240,418     2,098,742     1,931,920      1,510,414    1,271,269    1,201,331
                        ------------  ------------  ------------   ------------  -----------  -----------
                           1,832,762    11,170,305    10,602,077      6,096,881    5,447,568    5,069,250
Partnership
 Mgmt.                        89,764        79,851       110,455       (155,024)    (177,328)    (149,523)

Equity in Net Income
of LLC(1)                          -             -       498,099              -            -      498,099

Other nonrecurring                                                     (262,257)    (316,627)    (229,647)
expenses

Debt Service                                                         (2,661,565)  (2,613,361)  (2,757,125)

Depreciation and
Amortization                                                         (1,850,779)  (1,944,277)  (1,890,903)
                        ------------  ------------  ------------   ------------  -----------  -----------


TOTAL:                   $11,922,526   $11,250,156   $11,210,541    $ 1,167,256    $ 395,975    $ 540,151

(1) Refer to Note 3 of the Financial Statements

         As illustrated in the table above, the Partnership's nine properties generated net operating income of $6,096,881 or 51.5% of total revenues compared to $5,447,568 or 48.4% of total revenues; and $5,069,250 or 47.4% of total revenues, in 1997, 1996, and 1995 respectively.

         When compared, the following two Properties have not performed as well as the other seven Properties:

         Country Roads, in Jacksonville, Florida, reported an occupancy of 92.3% (288/312 sites) as of December 1997 compared to 87.5% in 1996 and 84.9% in 1995. The average rent in December 1997 was $225, versus $215 in 1996 and $205 in 1995, an increase of 4.7 and 4.9%, respectively.

         The property's 1997 net operating income of $109,568 represented 14.3% of revenues versus $100,722 or 14.2% of revenues in 1996 and a net operating income loss of ($43,518) or -7.0% of revenues in 1995. The increase in net operating income from 1996 to 1997 is primarily due to higher occupancy and higher average rent.

         Paradise Village, in Tampa, Florida, reported an occupancy of 78.6% (480/611 sites) as of December 1997 compared to 71.5% in 1996 and 71.2% in 1995. The average rent in December 1997 was $282, versus $272 in 1996 and $257 in 1995, an increase of 3.7% and 5.8%, respectively.

         The property's 1997 net operating income of $326,009 represented 22.3% of revenues compared to $191,971 or 14.7% of revenues in 1996 and $78,478 or 6.3% in 1995. The increase in net operating income from 1996 to 1997 was due to lower operating expenses, increased occupancy and higher average rents.

         It is management's belief that the properties listed above will continue to improve in occupancy and performance during 1998.

Year 2000 Costs

         The Partnership, like most users of computer software, will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life life. Management believes these "year 2000" costs will be immaterial.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 1997, 1996 and 1995, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any officers or directors. The General Partner, Genesis Associates Limited Partnership, is a Michigan limited partnership which has two general partners, Uniprop, Inc., the managing General Partner and Paul M. Zlotoff.

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers and directors of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 48, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of

Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Peter J. Martz, 49, joined Uniprop, Inc. as Executive-Vice President and CEO on January 1, 1998. Mr. Martz will be active in all areas relating to the acquisition and financing of new and existing real estate projects. Mr. Martz graduated from the University of Detroit in 1970 with a B.S. in accounting. He became a tax partner with Ernst & Ernst in 1980, specializing in real estate transactions. In 1983, he became Executive Vice President and CFO of Lamb Technicon, a large, privately held, machine tool holding company. Since 1988, Mr. Martz has been with a private investment company specializing in mergers, acquisitions and real estate investments. Mr. Martz is a member of the Michigan Association of CPA's and the American Institute of CPA's.

         Steven P. Adler, 47, became President of Uniprop, Inc. on January 1, 1998. Previously, Mr. Adler had been Vice President - Acquisitions and Director of Operations for Uniprop, Inc. since 1984. Mr. Adler is a past member of the Michigan Mobile Home Commission. He has been involved in the manufactured housing industry since 1978. Mr. Adler's responsibilities on behalf of Uniprop, Inc. include property acquisitions, and the overall direction for the operation of properties, including management, marketing and construction. Mr. Adler obtained a B.A. from Bard College, a M.S. in Resource Management and a M.A. in Sociology from the University of New Hampshire.

         Gloria Koster, 44, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. She has an M.B.A. from the University of Detroit.

         Terry Winter, 38, became Chief Investment Officer of Uniprop, Inc. on January 1, 1998. Previously, Mr. Winter had been Vice President - Public Programs of Uniprop, Inc. since August 1990. He is responsible for financial analysis of properties, placement of investments, management and marketing for public and private programs. From March 1989 until August 1990, Mr. Winter was vice president of marketing/business development in Dallas, Texas, with Home Owners Funding Corp. of America, a mortgage banking originator and servicer specializing in loans for manufactured homes and manufactured housing communities. From February 1987 to March 1989, he had been Vice President of loan services at Home Owners. From July 1982 until February 1987, before assets of that company were acquired by Home Owners in 1987, Mr. Winter had been Vice President of real estate management with Commodore Financial Services Corp. Mr. Winter has a B.B.A. in finance from Wayne State University.

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

         The Partnership will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its incentive management interest from operations because distributions were approximately $3,538,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 1997, approximately $400,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated incentive management interest as of December 1997 was approximately $6,100,000. The actual incentive management interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions could be made to the General Partner until an approximately $14,696,000, 10% cumulative preferred return deficit as of December 31, 1997, is first distributed to the Unit Holders. In February of 1994, as part of the Mortgage Financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

         The Partnership must also pay an incentive management interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (I) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (I) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No incentive management interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 1997. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

         Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $585,394: Ardmor Village, $56,791; Camelot Manor, $55,433; Country Roads, $38,701; Dutch Hills, $45,230; El Adobe, $81,229; Paradise Village, $71,965;
Stonegate Manor, $50,893; Sunshine Village, $74,669; and West Valley, $110,483. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

         Certain employees of affiliates of the General Partner were paid an aggregate of $177,046 during 1997 to perform local property management, data processing and investor relations services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

         (a)      Financial Statements

         The following financial statements and related documents are filed with this Report:

                  (1)  Report of Independent Certified Public Accountants

                  (2)  Balance Sheets as of December 31, 1997 and 1996

                  (3) Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995

                  (4) Statements of Partners' Equity for the fiscal years ended December 31, 1997, 1996 and 1995

                  (5) Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995

                  (6)  Schedule III  -  Real Estate and Accumulated Depreciation
                                        for the fiscal years ended December 31,
                                        1997, 1996 and 1995

         (b)      Reports on Form 8-K

        The Partnership did not file any Forms 8-K during the fourth quarter of 1997.

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

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement between the Partnership, the General Partner and Consultant

         The following exhibits are incorporated by reference to the Form 8-K filed January 7, 1994:

         28(a)    Specimen Mortgage Note (without exhibit)

         28(b) Specimen Open-End Mortgage, Deed of Trust, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents (without exhibits), with: Specimen Rider for properties located in Michigan; Specimen Rider for property located in Minnesota; Specimen Rider for property located in Florida; and Specimen Rider for properties located in Nevada

         28(c) Specimen Assignment of Rents and Leases (without exhibits), with: Specimen Rider for property located in Minnesota; Specimen Rider for properties located in Nevada

The following exhibits are attached to this Report:

         4(b) Form of Beneficial Assignment Certificate (BAC) for the Partnership (As last submitted with Form 10-K for the fiscal year ended December 31, 1992 and originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

         10(c) Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1992.)

         10(d) Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1992.)

         10(e) Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1992.)

         27       Financial Data Schedule

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 1998

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

             Uniprop Manufactured Housing Communities
             Income Fund II, a Michigan Limited Partnership

             BY:     Genesis Associates Limited Partnership,
                     General Partner

                     BY:      Uniprop, Inc., Managing General Partner


                              By: /s/ Paul M. Zlotoff
                                  -------------------------------------
                                  Paul M. Zlotoff, Chairman

Dated:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria Koster             By: /s/ Paul M. Zlotoff
    -----------------------------     ------------------------------------------
    Gloria Koster                     Paul M. Zlotoff, Chairman of Uniprop, Inc.
    (Chief Financial Officer of
    Uniprop, Inc.)

Dated:  March 30, 1998            Dated: March 30, 1998

By: /s/ Andrew Feuereisen
    -----------------------------
    Andrew Feuereisen
    (Controller of Uniprop, Inc.)

Dated:  March 30, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP
Troy, Michigan
February 12, 1998

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


December 31,                                                                           1997                1996
---------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 3)
  Buildings and improvements                                                $    49,099,290    $     48,558,632
  Land                                                                           11,644,103          11,644,603
  Manufactured homes and improvements                                             2,082,250           2,535,831
  Furniture and equipment                                                           369,274             342,651
---------------------------------------------------------------------------------------------------------------

                                                                                 63,194,917          63,081,717
  Less accumulated depreciation                                                  17,057,071          15,329,988
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                       46,137,846          47,751,729

Cash and cash equivalents                                                         1,630,552           1,144,427
Marketable securities                                                               875,859             818,182
Mortgage-backed securities (Note 3)                                               1,502,250           1,502,250
Unamortized financing costs                                                         891,000             930,139
Investment (Note 3)                                                                 998,995             998,995
Other assets (Note 2)                                                               615,736             437,659
---------------------------------------------------------------------------------------------------------------
                                                                            $    52,652,238    $     53,583,381
===============================================================================================================

LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 3)                                                      $    30,045,000    $     30,025,487
Accounts payable                                                                    126,063             155,889
Other liabilities (Note 4)                                                        1,220,472           1,194,387
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                31,391,535          31,375,763
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY
  Unit holders                                                                   21,030,515          21,989,103
  General partner                                                                   230,188             218,515
---------------------------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                                           21,260,703          22,207,618
---------------------------------------------------------------------------------------------------------------
                                                                            $    52,652,238    $     53,583,381
===============================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


Year Ended December 31,                                               1997              1996               1995
---------------------------------------------------------------------------------------------------------------
INCOME
  Rental                                                    $   11,340,654    $   10,824,604    $    10,257,258
  Interest                                                         203,570           194,493            224,027
  Equity in net income of LLC (Note 3)                                   -                 -            498,099
  Other                                                            378,302           231,059            231,157
---------------------------------------------------------------------------------------------------------------
                                                                11,922,526        11,250,156         11,210,541
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Property operations                                            4,347,873         4,417,300          4,230,166
  Depreciation and amortization                                  1,850,779         1,944,277          1,890,903
  Administrative (Note 5)                                          998,950         1,009,113            956,742
  Property taxes                                                   896,103           870,130            835,454
  Interest                                                       2,661,565         2,613,361          2,757,125
---------------------------------------------------------------------------------------------------------------
                                                                10,755,270        10,854,181         10,670,390
---------------------------------------------------------------------------------------------------------------

NET INCOME                                                  $    1,167,256    $      395,975    $       540,151
===============================================================================================================

INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)                                             $          .35    $          .12    $           .16
===============================================================================================================

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 7)                                 $          .64    $          .54    $           .66
===============================================================================================================

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                              3,303,387         3,303,387          3,303,387
===============================================================================================================

NET INCOME ALLOCABLE TO
  GENERAL PARTNER                                           $       11,673             3,960    $        5,402
===============================================================================================================

DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                                           $            -    $            -    $            -
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           General
                                                           Partner           Unit Holders                 TOTAL
---------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1995                                $  209,153        $    25,041,927       $    25,251,080

Distributions to unit holders                                    -             (2,195,720)           (2,195,720)

Net income for the year                                      5,402                534,749               540,151
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                                 214,555             23,380,956            23,595,511

Distributions to unit holders                                    -             (1,783,868)           (1,783,868)

Net income for the year                                      3,960                392,015               395,975
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                                 218,515             21,989,103            22,207,618

Distributions to unit holders                                    -             (2,114,171)           (2,114,171)

Net income for the year                                     11,673              1,155,583             1,167,256
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                              $  230,188        $    21,030,515       $    21,260,703
===============================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                    1997            1996            1995
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $   1,167,256  $      395,975   $     540,151
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                     1,792,127       1,778,930       1,747,977
     Amortization                                                        58,652         165,347         142,926
     Equity in net income of LLC (Note 3)                                     -               -        (498,099)
     Gain on sale of property and equipment                             (18,850)        (40,188)         (1,933)
     (Increase) decrease in other assets                               (178,077)         87,568          96,924
     Increase (decrease) in accounts payable                            (29,826)          1,177         (85,176)
     Increase (decrease) in other liabilities                            26,085         367,000          10,450
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,817,367       2,755,809       1,953,220
---------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                   (982,115)     (1,115,173)       (961,537)
  Proceeds from sale of property and equipment                          822,721         760,760         175,936
  Purchase of marketable securities                                    (507,677)        (61,429)       (481,753)
  Proceeds from redemption of marketable securities                     450,000         200,000         525,000
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (217,071)       (215,842)       (742,354)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                                      (2,114,171)     (1,783,868)     (2,195,720)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    486,125         756,099        (984,854)

CASH AND CASH EQUIVALENTS,
  at beginning of year                                                1,144,427         388,328       1,373,182
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  at end of year                                                  $   1,630,552  $    1,144,427   $     388,328
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

                    PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                    Building and improvements                 30 years
                    Manufactured homes and improvements       30 years
                    Furniture and equipment                 3-10 years

                    Accumulated depreciation for tax purposes was $15,210,638 and $13,658,919 as of December 31, 1997 and
                    1996, respectively.

                    Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1997.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                    MARKETABLE SECURITIES

                    Marketable securities at December 31, 1997 include U.S. Government and Federal Agency Bonds with maturity dates ranging from April 1998 to May 1999. These securities are stated at amortized cost and management intends to hold such securities to maturity. The rate of return on these securities ranged from 6.37% to 7.87%. During 1997, $450,000 of marketable securities matured.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


2. Other Assets     At December 31, 1997 and 1996, "Other assets"
                    included cash of approximately $216,000 and $88,000, respectively, in a security deposit escrow account for two of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

3. Notes Payable    Notes payable consisted of:


                    December 31,                                                 1997             1996
                    ----------------------------------------------------------------------------------
                    Mortgage notes payable totalling $30,045,000,
                     less unamortized discount of $19,513
                     in 1996 (See further description below)            $  30,045,000    $  30,025,487
                    ==================================================================================

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



                    The mortgage notes payable require monthly payments of interest only through December 1998. Thereafter, monthly payments of principal and interest are required through December 2023. Principal payments to be made in 1999, 2000, 2001 and 2002 are approximately $363,000, $395,000, $430,000 and $468,000, respectively. The minimum mortgage interest rate is 7.0% per annum through December 2003 and 8.0% thereafter. The maximum mortgage interest rate is 9.9% per annum through December 2003 and 10.9% thereafter. These minimum and maximum rates are determined based on formulas specified in the borrowing agreement. Each of the seven mortgaged properties of the Partnership is cross-collateralized under the terms of the agreement.

                    The Partnership also has a 20.98% interest in the residual interest of the trust fund and will be entitled to receive a pro-rata share of the proceeds of the remaining assets of the trust fund after the principal balances of the regular security holders have been paid. The residual interest of the trust fund is a separate legal entity and is organized as a Limited Liability Corporation ("LLC") for federal income tax purposes. At December 31, 1997 and 1996, the Partnership's equity in the LLC reflected in the accompanying balance sheets was $998,995, which was determined using the equity method of accounting. The Partnership recognized its share of the net income of the LLC for financial statement purposes in the statements of income prior to 1996. In subsequent periods, the Partnership did not recognize any income related to the LLC due to management's belief that any further increases in the carrying amount of the investment may not be recoverable. Management anticipates that the current carrying value of $998,995 is fully recoverable and therefore no impairment loss has been recorded in these financial statements.

                    During 1995, $498,099 was recognized in the statements of income; however, as reflected in the statements of cash flows, no cash was received by the Partnership for this amount.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


4. Other            Other liabilities consisted of:
   Liabilities

                    December 31,                                                1997              1996
                    ----------------------------------------------------------------------------------
                    Tenants' security deposits                        $      502,086    $      495,522
                    Accrued property taxes                                   339,508           344,090
                    Accrued interest                                         229,730           221,761
                    Other                                                    149,148           133,014
                    ----------------------------------------------------------------------------------

                    TOTAL                                             $    1,220,472    $    1,194,387
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

                    REPORT OF FEES

                    During the years ended December 31, 1997, 1996 and 1995, the affiliate earned property management fees of $585,394, $552,846 and $524,609, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $19,765 and $13,559 by the affiliate at December 31, 1997 and 1996, respectively, for overpayments made.

                    Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $177,046, $196,491 and $164,657 in 1997, 1996 and 1995, respectively, to perform local property management and investor relations services for the Partnership.

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

6. Reconciliation   Year Ended December 31,                     1997            1996           1995
   of Financial     -------------------------------------------------------------------------------
   Income and       Income per the financial
   Taxable           statements                        $   1,167,256   $     395,975   $    540,151
   Income
                    Adjustments to depreciation
                     for difference in methods               175,340         159,898        168,185

                    Adjustments for prepaid rent,
                     meals and entertainment                  (3,100)          8,198         25,580

                    Adjustment for LLC income                576,904         530,069              -
                    -------------------------------------------------------------------------------
                    Income Per the Partnership's
                     Tax Return                        $   1,916,400   $   1,094,140   $    733,916
                    ===============================================================================


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

                    Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,538,000 in 1997 and $3,868,000 in 1996. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $14,696,000 has been distributed to the unit holders.

                    At December 31, 1997, the unpaid amount to be distributed to the general partner from future capital transactions was approximately $6.1 million.

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

8. Supplemental     Interest paid during 1997, 1996 and 1995 was approximately
   Cash Flow        $2,654,000, $2,621,000, and $2,760,000, respectively.
   Information

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1997


   Column A            Column B                  Column C                          Column D                        Column E
----------------   ----------------- -----------------------------------  -------------------------  -------------------------------

                                                                         Costs Capitalized           Gross Amount at Which Carried
                                                  Initial Cost        Subsequent to Acquisition            at Close of Period
                                    --------------------------------  -------------------------- -----------------------------------
                                                 Buildings and            Buildings and                Buildings and
Description           Encumbrance      Land      Improvements      Land   Improvements       Land      Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)      $ 2,930,000   $ 1,063,253   $ 4,253,011   $       -   $   843,906   $  1,063,253   $ 5,096,917  $ 6,160,170
Sunshine Village
 (Davie, FL)            4,290,000     1,215,862     4,875,878           -       109,271      1,215,862     4,985,149    6,201,011
Camelot Manor
 (Grand Rapids, MI)     3,490,000       918,949     3,681,051           -       540,057        918,949     4,221,108    5,140,057
Country Roads
 (Jacksonville, FL)             -       636,550     2,546,200      38,106       536,383        674,656     3,082,583    3,757,239
Paradise Village
 (Tampa, FL)                    -     1,760,000     7,040,000     279,053     1,002,185      2,039,053     8,042,185   10,081,238
Dutch Hills
 (Haslett, MI)          2,580,000       839,693     3,358,771      23,104       328,041        862,797     3,686,812    4,549,609
Stonegate Manor
 (Lansing, MI)          3,015,000       930,307     3,721,229      40,552       265,065        970,859     3,986,294    4,957,153
El Adobe
 (Las Vegas, NV)        5,530,000     1,480,000     5,920,000      39,964       354,499      1,519,964     6,274,499    7,794,463
West Valley
 (Las Vegas NV)         8,210,000     2,289,700     9,158,800      89,010       564,943      2,378,710     9,723,743   12,102,453
------------------------------------------------------------------------------------------------------------------------------------

                      $30,045,000   $11,134,314   $44,554,940   $ 509,789   $ 4,544,350   $ 11,644,103   $49,099,290  $60,743,393
====================================================================================================================================


   Column A                  Column F      Column G       Column H
----------------          -------------   ---------   ----------------

                                                       Life on Which
                                                      Depreciation in
                                                       Latest Income
                          Accumulated        Date       Statement is
Description               Depreciation     Acquired       Computed
----------------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)          $ 1,639,525        1987        30 years
Sunshine Village
 (Davie, FL)                1,784,823        1987        30 years
Camelot Manor
 (Grand Rapids, MI)         1,438,955        1987        30 years
Country Roads
 (Jacksonville, FL)         1,029,976        1987        30 years
Paradise Village
 (Tampa, FL)                2,634,809        1987        30 years
Dutch Hills
 (Haslett, MI)              1,254,434        1987        30 years
Stonegate Manor
 (Lansing, MI)              1,352,182        1987        30 years
El Adobe
 (Las Vegas, NV)            2,074,665        1988        30 years
West Valley
 (Las Vegas NV)             3,190,142        1988        30 years
------------------------------------------------------------------

                          $16,399,511
==================================================================


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 1997


1. RECONCILIATION   The following table reconciles the land from
   OF LAND          January 1, 1995 to December 31, 1997:

                                                               1997             1996             1995
                    ---------------------------------------------------------------------------------
                    BALANCE, at January 1            $    11,644,603   $   11,644,603   $  11,562,361

                    Additions to land, net                      (500)               -          82,242
                    ---------------------------------------------------------------------------------

                    BALANCE, at December 31          $    11,644,103   $   11,644,603   $  11,644,603
                    =================================================================================


2. RECONCILIATION   The following table reconciles the buildings and
   OF BUILDINGS     improvements from January 1, 1995 to December 31, 1997:
   AND IMPROVEMENTS

                                                                1997             1996            1995
                    ---------------------------------------------------------------------------------
                    BALANCE, at January 1            $    48,558,632   $   48,305,293   $  47,691,900

                    Additions to buildings
                     and improvements                        540,658          253,339         613,393
                    ---------------------------------------------------------------------------------

                    BALANCE, at December 31          $    49,099,290   $   48,558,632   $  48,305,293
                    =================================================================================


3. RECONCILIATION   The following table reconciles the accumulated Depreciation
   OF ACCUMULATED   from January 1, 1995 to December 31, 1997:
   DEPRECIATION

                                                                1997             1996            1995
                    ---------------------------------------------------------------------------------
                    BALANCE, at January 1            $    14,735,004   $   13,080,592   $  11,449,637

                    Current year
                     depreciation expense                  1,664,507        1,654,412       1,630,955
                    ---------------------------------------------------------------------------------

                    BALANCE, at December 31          $    16,399,511   $   14,735,004   $  13,080,592
                    =================================================================================

4. TAX BASIS        The aggregate cost of buildings and improvements for
   OF BUILDINGS     federal income tax purposes is equal to the cost basis
   AND IMPROVEMENTS used for financial statement purposes.

                               EXHIBIT  INDEX

EXHIBIT
NUMBER     DESCRIPTION                                 METHOD OF FILING                    PAGE
-------    -----------                                 ----------------                    ----
 3(a)      Certificate of Limited                      Incorporated by reference to the
           Partnership for the                         S-11 Registration Statement of
           Partnership                                 the Partnership filed November 12,
                                                       1986, as amended on December 22,
                                                       1986 and January 16, 1987
                                                       (the "Registration Statement").


 3(b)      Uniprop Income Fund II                      Incorporated by reference
           Agreement of Limited                        to the Registration Statement.
           Partnership

 4(a)      First Amendment to                          Incorporated by reference
           Uniprop Income Fund II                      to the Registration Statement.
           Agreement of Limited
           Partnership  (April 1, 1987)


 4(b)      Form of Beneficial                          Filed herewith.
           Assignment Certificate                      Under cover of Form SE
           (BAC) for the Partnership
           (originally filed with
           Form 10-K for the fiscal
           year ended December
           31, 1987)

10(a)      Form of Management                          Incorporated by reference to the
           Agreement between the                       Registration Statement.
           Partnership and Uniprop,
           Inc.

10(b)      Form of Consulting                          Incorporated by reference
           Agreement between the                       to the Registration Statement.
           Partnership, the General
           Partner and Consultant



10(c)      Contingent Purchase Price   Filed herewith.
           Agreement with Sunrise      Under cover of Form SE
           Broward Associates, Ltd.
           (originally filed with Form
           10-K for the fiscal year
           ended December 31, 1987)

10(d)      Contingent Purchase Price   Filed herewith.
           Agreement with Ardmor       Under cover of Form SE
           Associates Limited
           Partnership (originally
           filed with Form 10-K
           for the fiscal year
           ended December 31, 1987)

10(e)      Incentive Acquisition Fee   Filed herewith.
           Agreement between the       Under cover of Form SE
           Partnership and Uniprop,
           Inc. (originally filed with
           Form 10-K for the fiscal
           year ended December 31,
           1987)

27         Financial Data Schedule     Filed herewith.

28         Letter summary of the       Filed herewith.
           estimated fair market
           values of the
           Partnership's nine
           manufactured housing
           communities, as of
           March 1, 1998.

