Form 10-K/A
period 1997-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1998-05-12
CIK 805993

                                   FORM 10-K/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                        OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                           Commission File No. 0-16701

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          STATE OF MICHIGAN                                  38-2702802
        State of incorporation                         I.R.S. employer I.D. No.
                  280 DAINES STREET, BIRMINGHAM, MICHIGAN 48009
                                 (248) 645-9261
          (Address of principal executive offices and telephone number)

           Securities Registered Pursuant to Section 12(g) of the Act:
  $20 PER UNIT, UNITS OF BENEFICIAL ASSIGNMENT OF LIMITED PARTNERSHIP INTERESTS


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

                               Yes   X           No
                                    ----            ----
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

         As of December 31, 1996, the Partnership had $1,962,609 in reserves. Through the 1997 calendar year, the Partnership funded into reserves approximately $903,864. On December 31, 1997, the Partnership had $2,506,411 in reserves, of which $1,630,552 was in cash and $875,859 was in short term marketable securities. (See Note 1 to the Financial Statements).

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

         The General Partner acknowledges that the mortgages impose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing. In addition, as a result of the borrowing, there is potential adverse impact on the amount of distributions to the Unit Holders in future years. However, the General Partner anticipates, based on 1998 projections, that distributions to the Unit Holders will be at an annual rate of approximately 3.0% to 4.5% of adjusted capital contributions through 1998.

Results of Operations

Distributions

         For the year ended December 31, 1997, the Partnership made distributions to the Unit Holders equal, on an annualized basis, to 3.74% on their adjusted capital contributions, or $ .64 per $17.11 unit.

         Distributions paid to the Unit Holders totaled $2,114,171 in 1997, $1,783,868 in 1996, and $2,195,720 in 1995.

         The distributions paid in 1997 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $3,538,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 1997 was approximately $14,696,000. No distributions can be made to the General Partner until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1997, the unpaid amount to be distributed to the General Partner from future capital transactions was approximately $6,100,000.

Net Income

         The Partnership generated net income of $1,167,256 in 1997, $395,975 in 1996, and $540,151 in 1995.


         The increase in 1997 net income resulted from higher occupancy and rental increases. The decline in net income from 1995 to 1996 was due in part to management's decision to no longer recognize any income associated with the equity interest in the LLC. (See Note 3 to the Financial Statements).
         Net income plus depreciation and amortization less distributions to Unit Holders, and Net Income from the LLC were $903,864, $556,384 and $(262,765). Approximately 12.0% of the distributions to the Unit Holders in 1995 were funded with cash reserves.

Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $155,024 in 1997, $177,328 in 1996 and $149,523 in 1995.

         The increase from 1995 to 1996 was due to higher legal fees and lower interest income on cash reserves. The decrease from 1996 to 1997 was due to higher interest income on cash reserves and lower administrative expenses.

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



                           TOTAL
                           SITES             OCCUPIED SITES                 OCCUPANCY RATE                AVERAGE RENT
                           -----             --------------                 --------------                ------------
                                        1997      1996       1995       1997     1996     1995       1997     1996      1995
                                        ----      ----       ----       ----     ----     ----       ----     ----      ----
Ardmor Village                339       326       323        298       96.2%      95.3%    87.9%     $306      $314      $304
Camelot Manor                 335       323       325        316       96.4       97.0     94.3       308       299       290
Country Roads                 312       288       273        265       92.3       97.5     84.9       225       215       205
Dutch Hills                   278       260       266        260       93.5       95.7     93.5       309       297       289
El Adobe                      371       366       360        347       98.7       97.0     93.5       374       359       347
Paradise Village              611       480       437        435       78.6       71.5     71.2       282       272       257
Stonegate Manor               308       293       298        292       95.1       96.8     94.8       312       299       291
Sunshine Village              356       326       331        331       91.6       93.0     93.0       399       381       368
West Valley                   420       418       418        392       99.5       99.5     93.3       429       438       428
                           ------     -----    ------     ------     ------     ------   ------     -----      ----      ----
Overall                     3,330     3,080     3,031      2,936      92.5%      91.0%    88.2%      $333      $327      $316
                           ======     =====    ======     ======     ======     ======   ======     =====      ====      ====

The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1997, 1996 and 1995.


                                              GROSS REVENUE                                   NET OPERATING INCOME
                                              -------------                                   --------------------
                                    1997            1996            1995              1997            1996           1995
                                    ----            ----            ----              ----            ----           ----
Ardmor Village               $ 1,129,735     $ 1,104,595     $ 1,058,592        $  523,625      $  613,967     $ 563,269
Camelot Manor                  1,123,127       1,085,052       1,050,043           614,242         564,878        560,413
Country Roads                    763,727         708,498         624,061           109,568         100,722       (43,518)
Dutch Hills                      918,958         886,536         859,073           481,335         458,055        449,811
El Adobe                       1,646,510       1,542,026       1,436,567         1,051,448         955,055        902,642
Paradise Village               1,460,543       1,308,743       1,236,377           326,009         191,971         78,478
Stonegate Manor                1,035,924         973,178         956,926           578,851         440,726        474,846
Sunshine Village               1,513,820       1,462,935       1,448,518           901,389         850,925        881,978
West Valley                    2,240,418       2,098,742       1,931,920         1,510,414       1,271,269      1,201,331
                             -----------      ----------     -----------        ----------      ----------     ----------
                              11,832,762      11,170,305      10,602,077         6,096,881       5,447,568      5,069,250
Partnership
 Mgmt.                            89,764          79,851         110,455          (155,024)       (177,328)      (149,523)

Equity in Net Income
of LLC(1)                              -               -         498,099                  -               -        498,099

Other nonrecurring                                                                (262,257)       (316,627)      (229,647)
expenses

Debt Service                                                                    (2,661,565)     (2,613,361)    (2,757,125)

Depreciation and
Amortization                                                                    (1,850,779)     (1,944,277)    (1,890,903)
                             -----------     -----------     -----------        ----------      ----------     ----------

TOTAL:                       $11,922,526     $11,250,156     $11,210,541        $1,167,256      $  395,975     $  540,151
                             ===========     ===========     ===========        ==========      ==========     ==========

(1) Refer to Note 3 of the Financial Statements

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Gross revenues increased $672,370, or 6.0%, to $11,922,526 in 1997, compared to $11,250,156 in 1996. The increase was primarily the result of the increase in rental income due to an increase in average monthly rents and an increase in overall occupancy.
(See table on previous page.)

         Operating expenses decreased $98,911, or .09%, to $10,755,270 in 1997, compared to $10,854,181 in 1996. There were no significant fluctuations in individual line items that comprise the Partnership's total operating expenses.

         As a result of the foregoing factors, net income increased from $395,975 in 1996 to $1,167,256 in 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Gross revenues increased $39,615, or .03%, to $11,250,156 in 1996, compared to $11,210,541 in 1995. The increase was primarily the result of $567,346 in rental income resulting from higher average monthly rents and an increase in overall occupancy. (See table on previous page). This increase was partially offset by $498,099 in income from the LLC which was recognized in 1995, but was not recognized in 1996.

         Operating expenses increased $183,791, or 1.7%, to $10,854,181 in 1996, compared to $10,670,390 in 1995. There were no significant fluctuations in individual line items that comprise the partnership's total operating expenses.

         As a result of the foregoing factors, net income decreased from $540,151 in 1995 to $395,975 in 1996.

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

                       Uniprop Manufactured Housing Communities
                       Income Fund II, a Michigan Limited Partnership

                       BY:     Genesis Associates Limited Partnership,
                               General Partner

                               BY:      Uniprop, Inc., Managing General Partner


                                        By: /s/ Paul M. Zlotoff
                                            -------------------------------
                                           Paul M. Zlotoff, President
Dated: May 12, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gloria Koster                   By: /s/ Paul M. Zlotoff
    ------------------------                --------------------------------
    Gloria Koster                           Paul M. Zlotoff,
     (Principal Financial Officer of         Director of Uniprop, Inc.
     Uniprop, Inc.)

Date: May 12, 1998                      Date: May 12, 1998

By: /s/ Andrew Feuereisen
    ------------------------
     Andrew Feuereisen
    (Controller of Uniprop, Inc.)

Date: May 12, 1998