Form 10-Q
period 1998-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1998-05-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1998         Commission File No. 0-16701





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

                                      INDEX


                                                                 Page


PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS                             3

                  Balance Sheets
                  March 31, 1998 (Unaudited) and
                  December 31, 1997                                3

                  Statements of Income
                  Three months ended March 31, 1998
                  and 1997 (Unaudited)                             4

                  Statements of Cash Flows
                  Three months ended March 31, 1998
                  and 1997 (Unaudited)                             5

                  Notes to Financial Statements
                  March 31, 1998 (Unaudited)                       6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                    7

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                 9

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



                                                                      MARCH 31, 1998    DECEMBER 31, 1997
                                                                      --------------    -----------------
                                                                       (Unaudited)
      ASSETS
Properties:
  Land                                                                 $11,644,103        $11,644,103
  Buildings And Improvements                                            49,177,038         49,099,290
  Furniture And Fixtures                                                   388,515            369,274
  Manufactured Homes                                                     2,213,009          2,082,250
                                                                       -----------        -----------
                                                                       $63,422,665        $63,194,917
  Less Accumulated Depreciation                                         17,505,071         17,057,071
                                                                       -----------        -----------
                                                                       $45,917,594        $46,137,846

Cash And Cash Equivalents                                                1,175,073          1,630,552
Marketable Securities                                                      875,859            875,859
Mortgage-backed Securities                                               1,502,250          1,502,250
Unamortized financing costs                                                879,000            891,000
Investment                                                                 998,995            998,995
Other Assets                                                               592,000            615,736
                                                                       -----------        -----------
Total Assets                                                           $51,940,771        $52,652,238



   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                          $138,842           $126,063
Other Liabilities                                                          860,803          1,220,472
Note Payable                                                            30,045,000         30,045,000
                                                                       -----------        -----------
Total Liabilities                                                      $31,044,645        $31,391,535

Partners' Equity:
  General Partner                                                          232,158            230,188
  Unit Holders                                                          20,663,968         21,030,515
                                                                       -----------        -----------

Total Partners' Equity                                                 $20,896,126        $21,260,703

Total Liabilities And
  Partners' Equity                                                     $51,940,771        $52,652,238


                        See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


                              STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                          MARCH 31, 1998     MARCH 31, 1997
                                                          --------------     --------------

Income:
  Rental Income                                             $2,851,408         $2,746,882
  Other                                                        187,053            188,626
                                                            ----------         ----------
Total Income                                                $3,038,461         $2,935,508

Operating Expenses:
  Administrative Expenses
  (Including $150,346 And $144,617
  In Property Management Fees Paid To
  An Affliate For The Three Month Period
  Ended March 31, 1998 And 1997, Respectively)                 825,691            768,140
  Property Taxes                                               235,263            224,025
  Utilities                                                    238,136            256,735
  Property Operations                                          408,014            317,387
  Depreciation And Amortization                                460,000            457,083
  Interest                                                     674,358            656,340
                                                            ----------         ----------
Total Operating Expenses                                    $2,841,462         $2,679,710
                                                            ==========         ==========
Net Income                                                  $  196,999         $  255,798

Income Per Unit:                                            $     0.06         $     0.08

Distribution Per Unit                                       $     0.17         $     0.15

Weighted Average Number Of Units Of Beneficial
  Assignment Of Limited Partnership Interest
  Outstanding During The Periods Ending
  March 31, 1998 And 1997                                    3,303,387          3,303,387




See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                                  THREE MONTHS ENDED
                                                          MARCH 31, 1998       MARCH 31, 1997
                                                          --------------       --------------

Cash Flows From Operations:
  Net Income                                                $   196,999                $   255,798

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                                448,000                    440,000
    Amortization                                                 12,000                     17,083
(Increase) Decrease In Other Assets                              23,736                    (71,492)
  Increase  (Decrease) In Accounts Payables                      12,779                    (33,441)
  Increase (Decrease) In Other Liabilities                     (359,669)                  (345,251)
                                                            -----------                -----------
Total Adjustments                                               136,846                      6,899

    Net Cash Provided By
      Operating Activities                                      333,845                    262,697

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                                   0                          0
 Capital Expenditures                                          (227,748)                    45,158
   Sale of Fixed Assets                                               0                          0
                                                            -----------                -----------
    Net Cash Provided By (Used In)
      Investing Activities                                     (227,748)                    45,158

Cash Flows From Financing Activities:
  Distributions To Partners                                    (561,576)                  (495,508)

    Net Cash Provided By (Used In)
      Financing Activities                                     (561,576)                  (495,508)

Increase (Decrease) In Cash                                    (455,479)                  (187,653)
Cash, Beginning                                               1,630,552                  1,144,427

Cash, Ending                                                $ 1,175,073                $   956,774
                                                            -----------                -----------



                  See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1998, the related statements of income and statements of cash flow for the periods ended March 31, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES


                                                     THREE MONTHS ENDED
                                            MARCH 31, 1998    MARCH 31, 1997
                                            --------------    --------------

Property management fee
to Uniprop, Inc.                               $150,346         $144,617




ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. As part of the mortgage financing the Partnership completed in 1993, the Partnership was required to purchase $1,502,250 in mortgage-backed securities, known as the "Class D Certificates". These mortgage-backed securities equal approximately 5.0% of the seven mortgage notes payable and pay interest computed at a monthly fixed rate of 7.5% per annum. The interest income, as well as the future value of the Class D Certificates could be adversely affected by a foreclosure or a significant decline in operating results involving any of the 28 properties participating in the financing transaction, which include mortgages on 21 properties not owned by the Partnership.

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

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership at least ten years. The General Partner may elect to have the Partnership own the properties for longer, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The cash flow generated by the Partnership's operations during the quarter ending March 31, 1998 amounted to $656,999. The General Partner has decided to distribute $561,576, or 4.0% on an annualized basis, to the Unit Holders. The difference between income generated by operations and cash distributed, or $95,423, has been added to the Partnership's cash reserves.

The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 92.6% (3085/3,330 sites), versus 91.9% (3,059/3,330) for March 1997. The average monthly homesite rent as of March 31, 1998 was approximately $336, versus $331, an increase of 1.5% from March 1997. The less than historical increase in average monthly homesite rent from 1997 to 1998 is due to rent reductions at various communities related to the implementation of the new individual resident water/sewer billing system.


                           TOTAL          OCCUPIED         OCCUPANCY         AVERAGE
                         CAPACITY          SITES             RATE             RENT

Ardmor Village             339              333               98.2%            $309
Camelot Manor              335              319               95.2              309
Country Roads              312              284               91.0              226
Dutch Hills                278              260               93.5              313
El Adobe                   371              364               98.1              374
Paradise Village           611              484               79.2              282
Stonegate Manor            308              299               97.1              317
Sunshine Village           356              323               90.7              417
West Valley                420              419               99.8              429
                           -----            -----             ----             ----
TOTAL ON 3/31/98:          3,330            3,085             92.6%            $336
TOTAL ON 3/31/97:          3,330            3,059             91.9%            $331

---------------------------------------------------------------------------------------------------------------------



                                                    GROSS REVENUES                               NET OPERATING
                                                                                                    INCOME
                                             3/31/98               3/31/97              3/31/98                3/31/97

Ardmor Village                             $   311,341          $   315,688          $   150,708           $   175,795
Camelot Manor                                  273,454              276,495              144,334               151,058
Country Roads                                  201,684              181,373               17,880                10,007
Dutch Hills                                    235,528              225,736              118,041               108,648
El Adobe                                       430,739              404,206              283,101               259,624
Paradise Village                               347,810              351,885               51,377                72,525
Stonegate Manor                                273,242              259,119              123,340               135,113
Sunshine Village                               382,300              369,447              231,480               216,970
West Valley                                    580,453              548,726              394,097               373,395
                                           -----------          -----------          -----------           -----------
                                             3,036,551            2,932,675            1,514,358             1,503,135

Partnership Management:                          1,910                2,833              (87,326)              (61,039)

Other Non Recurring expenses:                       --                   --              (95,675)              (72,875)

Debt Service                                                                            (674,358)             (656,340)

Depreciation and Amortization                    -----                 ----             (460,000)             (457,083)
                                           -----------          -----------          -----------           -----------
                                           $ 3,038,461          $ 2,935,508          $   196,999           $   255,798
                                           ===========          ===========          ===========           ===========

COMPARISON OF QUARTER ENDED MARCH 31, 1998 TO QUARTER ENDED MARCH 31, 1997

Gross revenues increased $102,953, or 3.5%, to $3,038461 in 1998, as compared to $2,935,508 in 1997. The increase was the result of the increase in average monthly rents and an increase in overall occupancy. (See table on previous page.)

Operating expenses increased $161,752, or 6.0%, to $2,841,462 in 1998, as compared to $2,679,710 in 1997. The increase was the result of an increase in administrative expenses of $57,551, or 7.5%, to $825,691 in 1998, as compared to $768,140 in 1997. This increase is the result of higher legal and professional fees. Additionally, ex[emses relating to property operations increased $90,627, or 28.6%, to $408,014 in 1998, as compared to $317,387 in 1997. This increase is the result of a new water/sewer metering system installed at three of the Partnership=s properties and higher than normal legal expenses associated with evictions.

As a result of the foregoing factors, net income decreased to $196,999 as of March 31, 1998 from $255,798 as of March 31, 1997.


MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $87,326. Expenses of $89,236 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $1,910, generated by interest on the Partnership's cash reserves and transfer fees. The equivalent figures for the first quarter of 1997 were $61,039, $63,872 and $2,833, respectively. Please note that the income of $1,910 reported here on cash reserves, does not include income from reserves held in securities.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                       Exhibit Number       Description
                       --------------       -----------
                           27               Financial Data Schedule

              (b)  Reports on Form 8-K
                     There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   Uniprop Manufactured Housing Communities
                   Income Fund II, a Michigan Limited Partnership

                   BY:     Genesis Associates Limited Partnership,
                           General Partner

                           BY:      Uniprop, Inc.,
                                    its Managing General Partner


                                    By: /s/ Paul M. Zlotoff
                                       ------------------------
                                       Paul M. Zlotoff, President


                                    By: /s/ Gloria A. Koster
                                       ------------------------
                                       Gloria A. Koster,
                                       Principal Financial Officer



Dated: May 15, 1998

                                EXHIBIT INDEX
                                -------------


Exhibit Number                      Description                  Page
--------------                      -----------                  ----

     27                          Financial Data Schedule