Form 10-Q
period 1998-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1998-08-14
CIK 805993

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           For the Quarterly Period
               Ended June 30, 1998 Commission File No. 0-16701





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

                                     INDEX



                                                                        Page


 PART I     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            June 30, 1998 (Unaudited) and
            December 31, 1997                                            3

            Statements of Income
            Six months ended June 30, 1998
            and 1997 and Three Months ended
            June 30, 1998 and 1997 (Unaudited)                           4

            Statements of Cash Flows
            Six months ended June 30, 1998
            and 1997 (Unaudited)                                         5

            Notes to Financial Statements
            June 30, 1998 (Unaudited)                                    6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                7

 PART II    OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            BALANCE SHEETS



      ASSETS                                                              June 30, 1998                    December 31, 1997
                                                                          -------------                    -----------------
                                                                           (Unaudited)
Properties:
  Land                                                                     $11,644,103                        $11,644,103
  Buildings And Improvements                                                49,348,994                         49,099,290
  Furniture And Fixtures                                                       396,833                            369,274
  Manufactured Homes                                                         2,102,987                          2,082,250
                                                                             ---------                          ---------
                                                                           $63,492,917                        $63,194,917
  Less Accumulated Depreciation                                             17,953,071                         17,057,071
                                                                            ----------                         ----------
                                                                           $45,539,846                        $46,137,846

Cash And Cash Equivalents                                                    1,310,695                          1,630,552
Marketable Securities                                                          875,859                            875,859
Mortgage-backed Securities                                                   1,502,250                          1,502,250
Unamortized financing costs                                                    917,677                            891,000
Investment                                                                     998,995                            998,995
Other Assets                                                                   494,752                            615,736
                                                                               -------                            -------
Total Assets                                                               $51,640,074                        $52,652,238


   LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                              $149,431                           $126,063
Other Liabilities                                                              944,436                          1,220,472
Note Payable                                                                30,045,000                         30,045,000
                                                                            ----------                         ----------
Total Liabilities                                                          $31,138,867                        $31,391,535

Partners' Equity:
  General Partner                                                              233,825                            230,188
  Unit Holders                                                              20,267,382                         21,030,515
                                                                            ----------                         ----------
Total Partners' Equity                                                     $20,501,207                        $21,260,703

Total Liabilities And
  Partners' Equity                                                         $51,640,074                        $52,652,238


                        See Notes To Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                                Six Months Ended             Three Months Ended
                                                         June 30, 1998  June 30, 1997   June 30, 1998  June 30, 1997
                                                        --------------  -------------   -------------  -------------
      Income:
        Rental Income                                         $5,707,802   $5,532,927   $2,856,394   $2,786,045
        Other                                                    391,216      344,800      204,163      156,175
                                                                 -------      -------      -------      -------
      Total Income                                            $6,099,018   $5,877,727   $3,060,557   $2,942,220

      Operating Expenses:
        Administrative Expenses
        (Including $300,757, $290,905, $150,411 and $146,288
        In Property Management Fees Paid To
        An Affliate For The Six and Three Month Periods
        Ended June 30, 1998 And 1997, Respectively)            1,718,029    1,549,609      892,338      781,469
        Property Taxes                                           471,399      448,071      236,136      224,046
        Utilities                                                498,529      508,124      260,393      251,389
        Property Operations                                      787,388      617,475      379,374      300,088
        Depreciation And Amortization                            920,000      914,166      460,000      457,083
        Interest                                               1,340,017    1,316,257      665,659      659,917
                                                               ---------    ---------      -------      -------

      Total Operating Expenses                                $5,735,362   $5,353,702   $2,893,900   $2,673,992
                                                               ---------    ---------    ---------    ---------

      Net Income                                              $  363,656   $  524,025   $  166,657   $  268,228

      Income Per Unit:                                        $     0.11   $     0.16   $     0.05   $     0.08

      Distribution Per Unit                                   $     0.34   $     0.30   $     0.17   $     0.13

      Weighted Average Number Of Units Of Beneficial
        Assignment Of Limited Partnership Interest
        Outstanding During The Periods Ending
        June 30, 1998 And 1997                                 3,303,387    3,303,387    3,303,387    3,303,387



                                              See Notes To Financial Statements
                                                               4

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           Six Months Ended
                                                             June 30, 1998                  June 30, 1997
                                                             -------------                  -------------
Cash Flows From Operations:
  Net Income                                                    $363,656                        $524,025

Adjustments To Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Depreciation                                                 896,000                         880,000
    Amortization                                                  24,000                          34,166
(Increase) Decrease In Other Assets                               70,307                         (40,146)
  Increase  (Decrease) In Accounts Payables                       23,368                         (37,594)
  Increase (Decrease) In Other Liabilities                      (276,036)                       (246,696)
                                                                 -------                         -------
Total Adjustments                                                737,639                         589,730

    Net Cash Provided By
      Operating Activities                                     1,101,295                       1,113,755

Cash Flows From Investing Activities:
  Purchase of Marketable Securities                                    0                               0
 Capital Expenditures                                           (277,263)                       (237,912)
   Sale of Fixed Assets                                          (20,737)                        206,180
                                                                  ------                         -------
    Net Cash Provided By (Used In)
      Investing Activities                                      (298,000)                        (31,732)
Cash Flows From Financing Activities:
  Distributions To Partners                                   (1,123,152)                       (991,019)

    Net Cash Provided By (Used In)
      Financing Activities                                    (1,123,152)                       (991,019)

Increase (Decrease) In Cash                                     (319,857)                         91,004
Cash, Beginning                                                 1,630,552                      1,144,427

Cash, Ending                                                   $1,310,695                     $1,235,431
                                                               ----------                     ----------


                        See Notes To Financial Statements
                                        5

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1998, the related statements of income and statements of cash flow for the periods ended June 30, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.    PAYMENTS TO AFFILIATES:
                                  SIX MONTHS ENDED       THREE MONTHS ENDED
                       JUNE 30, 1998  JUNE  30, 1997  JUNE 30,1998 JUNE 30,1997
                       -------------  --------------  ------------ ------------

Property management fee
to Uniprop, Inc.:         $300,757       $290,905         $150,411    $146,288

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources
-----------------

The Partnership's capital resources consist primarily of its nine manufactured home communities. As part of the mortgage financing the Partnership completed in 1993, the Partnership was required to purchase $1,502,250 in mortgage-backed securities, known as the "Class D Certificates". These mortgage-backed securities equal approximately 5.0% of the seven mortgage notes payable and pay interest monthly computed at a fixed rate of 7.5% per annum. The interest income, as well as the future value of the Class D Certificates, could be adversely affected by a foreclosure or a significant decline in operating results involving any of the 28 properties participating in the financing transaction, which include 21 properties not owned by the Partnership.

Liquidity
---------

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

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years, although it was expected that they could be disposed of earlier or later. All of the properties have been owned by the Partnership at least ten years and the General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $626,657 for the quarter ending
June 30, 1998. Included in Distributable Cash from Operations is interest income of $28,130 from the Class D Certificates. Management considers Distributable Cash from Operations to be a supplemental measure of the Partnership's operating performance. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations, the General Partner has decided to distribute $561,575.79, or 4.0%, on an annualized basis, to the Unit Holders.

The General Partner will continue to monitor on-going Distributable Cash from Operations generated by the Partnership during the coming quarters. If Distributable Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of June 30, 1998, the Partnership's cash reserves amounted to $1,310,695. The level of cash reserves maintained is at the discretion of the General Partner.

The Partnership's General Partner mailed out, on or about June 8, 1998, a proxy statement to the Unit Holders. The Unit Holders and Limited Partners were asked to consent to a mortgage refinancing proposal, pursuant to which the Partnership will refinance seven of its nine properties at a fixed interest rate, as opposed to the current variable interest rate on its existing mortgage debt. Having a fixed interest rate on the Partnership's mortgage debt is expected to have the effect of lower monthly mortgage payments. On Monday, August 3, 1998, a special meeting of the Unit Holders and Limited Partners was held to vote on the proposals described in the proxy statement. At the meeting, all proposals considered and voted on by the Unit Holders and Limited Partners were approved by a majority consent. Accordingly, the General Partner is proceeding with the refinancing of the Partnership's seven properties.

Results of Operations
---------------------

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 93.2%, (3,104/3,330 sites), versus 92.2% (3,071/3,330) for June 1997. The average monthly homesite rent as of June 30, 1998 was approximately $342, versus $334, an increase of 2.4% from June 1997.

                        TOTAL       OCCUPIED    OCCUPANCY   AVERAGE
                        CAPACITY    SITES       RATE        RENT
Ardmor Village          339         325         95.9%        $312
Camelot Manor           335         321         95.8          313
Country Roads           312         277         88.8          238
Dutch Hills             278         267         96.0          315
El Adobe                371         362         97.6          384
Paradise Village        611         501         82.0          297
Stonegate Manor         308         306         99.4          319
Sunshine Village        356         326         91.6          417
West Valley             420         419         99.8          429
                        ---         ---         ----         ----

Total on 6/30/98:       3,330       3,104       93.2%        $342
Total on 6/30/97:       3,330       3,071       92.2%        $334


                                   GROSS REVENUES              NET OPERATING
                                                                   INCOME
                                  6/30/98  6/30/97          6/30/98     6/30/97
Ardmor Village                   $ 317,444 $ 266,167       $ 149,879  $ 139,911
Camelot Manor                      286,236   278,563         139,658    148,768
Country Roads                      212,915   186,063          44,623     36,374
Dutch Hills                        237,784   227,273         117,772    121,673
El Adobe                           418,692   404,558         261,764    266,349
Paradise Village                   345,288   380,427          58,551     62,927
Stonegate Manor                    271,971   265,023         119,389    146,279
Sunshine Village                   398,266   377,330         245,504    237,009
West Valley                        568,359   555,299         371,239    383,168
                                    ------   -------         -------    -------
                                 3,056,955 2,940,703       1,508,389  1,542,458

Partnership Management:              3,602     1,517        (127,289)   (94,898)

Other Non Recurring expenses:          ---       ---         (88,774)   (62,332)

Debt Service                                                (665,659)  (659,917)

Depreciation and Amortization          ---       ---        (460,000)  (457,083)
                              ----------- -----------     ----------  ----------
                              $ 3,060,557 $ 2,942,220     $  166,657  $ 268,228



COMPARISON OF QUARTER ENDED JUNE 30, 1998 TO QUARTER ENDED JUNE 30, 1997

Gross revenues increased $118,337, or 4.0%, to $3,060,557 in 1998, as compared to $2,942,220 in 1997. The increase was the result of the increase in average monthly rents and an increase in overall occupancy. (See table on previous page.)

Operating expenses increased $219,908, or 8.2%, to $2,893,900 in 1998, as compared to $2,673,992 in 1997. The increase was the result of an increase in administrative expenses of $110,869, or 14.2%, to $892,338 in 1998, as compared to $781,469 in 1997. This increase is the result of higher legal and professional fees associated with the proxy. Additionally, expenses relating to property operations increased $79,286, or 26.4%, to $379,374 in 1998, as compared to $300,088 in 1997. This increase is the result of additional expenses associated with marketing and additional legal expenses associated with evictions.

As a result of the foregoing factors, net income decreased to $166,657 for the quarter ended June 30, 1998 from $268,228 for the quarter ended June 30, 1997.

MANAGEMENT EXPENSES
-------------------

Net Partnership management expenses for the quarter amounted to $127,289. Expenses of $130,891 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $3,602, generated by inter-est on the Partnership's reserves and transfer fees. The equivalent figures for the second quarter of 1997 were $94,898,$96,415 and $1,517, respectively.


                        PART II. OTHER INFORMATION
                        --------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                        Exhibit Number          Description
                        --------------          -----------
                               27               Financial Data Schedule

                  (b)  Reports on Form 8-K
                        There were no reports filed on Form 8-K during the three months ended June 30, 1998.



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


                  Uniprop Manufactured Housing Communities
                 Income Fund II, a Michigan Limited Partnership

                        BY: Genesis Associates Limited Partnership, General Partner

                              BY:   Uniprop, Inc.,
                                    its Managing General Partner


                              By: /s/ Paul M. Zlotoff
                                  -----------------------------------
                                  Paul M. Zlotoff, President



                              By: /s/ Gloria A. Koster
                                  -----------------------------------
                                  Gloria A. Koster,  Principal Financial Officer



Dated: August 14, 1998

                                EXHIBIT INDEX


 Exhibit
   No.                        Description                   Page
--------                      -----------                   ----

   27                         Financial Data Schedule