Form 10-Q
period 1998-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1998-11-16
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended September 30, 1998     Commission File No. 0-16701



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

           Securities registered pursuant to Section 12(g) of the Act:
               $20 per unit, units of limited partnership interest






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

                                      INDEX



                                                                            Page


PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 1998 (Unaudited) and
                  December 31, 1997                                            3

                  Statements of Income
                  Nine months ended September 30, 1998
                  and 1997 and Three Months ended
                  September 30, 1998 and 1997 (Unaudited)                      4

                  Statements of Cash Flows
                  Nine months ended September 30, 1998
                  and 1997 (Unaudited)                                         5

                  Notes to Financial Statements
                  September 30, 1998 (Unaudited)                               6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                7

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                            10

         UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                             A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS




ASSETS                                    SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                          ------------------  -----------------
                                             (UNAUDITED)

Properties:
  Land                                       $11,644,103       $11,644,103
  Buildings And Improvements                  49,482,481        49,099,290
  Furniture And Fixtures                         396,832           369,274
  Manufactured Homes                           1,892,931         2,082,250
                                             -----------       -----------
                                              63,416,347        63,194,917

  Less Accumulated Depreciation               18,401,071        17,057,071
                                             -----------       -----------
                                              45,015,276        46,137,846

Cash And Cash Equivalents                      5,088,141         1,630,552
 Marketable Securities                           100,000           875,859
 Mortgage-Backed Securities                            0         1,502,250
Unamortized Finance Costs                        598,368           891,000
 Investments                                           0           998,995
Other Assets                                     924,681           615,736
                                             -----------       -----------

Total Assets                                 $51,726,466       $52,652,238
                                             -----------       -----------


LIABILITIES                               SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                          ------------------  -----------------
                                             (UNAUDITED)

 Accounts Payable                            $   560,764       $   126,063
 Other Liabilities                               787,737         1,220,472
 Notes Payable                                30,000,000        30,045,000
                                             -----------       -----------

Total Liabilities                            $31,348,501       $31,391,535

Partners' Equity:
  General Partner                                238,208           230,188
   Unit Holders                               20,139,757        21,030,515

Total Partners' Equity                        20,377,965        21,260,703
                                             -----------       -----------

Total Liabilities And
  Partners' Equity                           $51,726,466       $52,652,238
                                             -----------       -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP





STATEMENTS OF INCOME                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
            (UNAUDITED)                                    SEPT. 30, 1998     SEPT. 30, 1997      SEPT. 30, 1998  SEPT. 30, 1997
                                                           --------------     --------------      --------------  --------------


Income:
  Rental Income                                                $ 8,652,931       $ 8,298,191       $ 2,945,129       $ 2,765,264
  Other                                                            626,757           555,324           235,541           210,524
  R Security Income                                              1,019,075                 0         1,019,075                 0
                                                               -----------       -----------       -----------       -----------

Total Income                                                   $10,298,763       $ 8,853,515       $ 4,199,745       $ 2,975,788
                                                               -----------       -----------       -----------       -----------

Operating Expenses:
  Administrative Expenses
  (Including $457,304, $438,866, $156,547, And $147,961
   In Property Management Fees Paid
  To An Affiliate For The  Nine and Three  Month
  Periods Ended Sept. 30, 1998 and 1997
   Respectively)                                                 2,679,039         2,349,908           961,010           800,299
  Property Taxes                                                   706,863           672,137           235,464           224,066
  Utilities                                                        747,219           688,404           248,690           180,280
  Property Operations                                            1,196,644         1,077,160           409,256           459,685
  Depreciation And Amortization                                  2,254,082         1,366,762         1,334,082           452,596
  Interest                                                       1,912,926         1,981,539           572,909           665,282
                                                               -----------       -----------       -----------       -----------

Total Operating Expenses                                       $ 9,496,773       $ 8,135,910       $ 3,761,411       $ 2,782,208
                                                               -----------       -----------       -----------       -----------

Net Income                                                     $   801,990       $   717,605       $   438,334       $   193,580
                                                               -----------       -----------       -----------       -----------

Income Per Unit:                                               $      0.24       $      0.22       $      0.13       $      0.06

Distribution Per Unit:                                         $      0.51       $      0.47       $      0.17       $      0.17

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 September 30, 1998 And 1997                                     3,303,387         3,303,387         3,303,387         3,303,387


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF CASH FLOWS
     (UNAUDITED)
                                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1998    SEPTEMBER. 30, 1997
                                                            ------------------    -------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                           $   801,990        $   717,605

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                  1,344,000          1,320,000
  Amortization                                                    910,082             46,762
(Increase) Decrease In Other Assets From Operations             1,574,850            (77,319)
  Increase (Decrease) In Accounts Payables                        434,701              4,583
  Increase (Decrease) Other Liabilities From Operations          (432,735)          (244,162)
                                                              -----------        -----------

Total Adjustments                                               3,830,898          1,049,864
                                                              -----------        -----------

    Net Cash Provided By (Used In)
      Operating Activities                                      4,632,888          1,767,469
                                                              -----------        -----------

Cash Flows From Investing Activities:
  Redemption Of Marketable Securities                             775,859                  0
  Capital Expenditures                                           (410,749)          (373,023)
  Sale Of Fixed Assets                                            189,319            332,815
   Payment On Mortgage                                            (45,000)                 0
                                                              -----------        -----------

    Net Cash Provided By (Used In)
      Investing Activities                                        509,429            (40,208)
                                                              -----------        -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                    (1,684,728)        (1,552,595)
                                                              -----------        -----------

Net Cash Provided By (Used In)
  Financing Activities                                         (1,684,728)        (1,552,595)
                                                              -----------        -----------

Increase (Decrease) In Cash                                     3,457,589            174,666
Cash, Beginning                                                 1,630,552          1,144,427
                                                              -----------        -----------

Cash, Ending                                                  $ 5,088,141        $ 1,319,093
                                                              -----------        -----------




                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1998, the related statements of income and statements of cash flow for the periods ended September 30, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                              NINE  MONTHS ENDED            THREE MONTHS ENDED
                                    SEPT.  30, 1998   SEPT.  30, 1997  SEPT. 30,1998    SEPT. 30,1997
                                    ---------------   ---------------  -------------    -------------

Property management fee
to Uniprop, Inc.:                      $457,304          $438,866        $156,547         $147,961



3.       MORTGAGE FINANCING:

The note payable of $30,045,000 was refinanced on August 20, 1998. The principal amount of $30,000,000 carries an interest rate of 6.37% with an amortization period of 30 years. The note is due in 10 years. As part of the Refinancing, the Partnership redeemed the "D" and "R" Securities. The "D" Security was redeemed at par value of $1,502,250. The "R" Security was redeemed for $2,318,520. This amount was higher than the carrying amount and because the Partnership recognized income with respect to portions of the value in previous years, only $1,019,075 was recognized during the current period.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. On August 20, 1998 the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage (the "Refinancing). As a result of the Refinancing, the Partnership redeemed its "Class D Certificate" for par value of $1,502,250 (See Note 3 of Notes to Financial Information).

Liquidity

As a result of the Refinancing, seven of the Partnership's nine properties are mortgaged. At the time of the Refinancing, the aggregate principal amounts due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership's mortgage properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

Partnership liquidity is based, in part, upon its investment strategy. Not withstanding, the Partnership anticipated owning the properties for seven to ten years, all of the properties have been owned by the Partnership at least ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $1,772,416 for the quarter ending September 30, 1998. Included in Distributable Cash from Operations is income recognized from the "R" Certificate value.(See Note 3 of the Notes to Financial Information). Had the "R" Certificate value had not been recognized at this time, Distribution Cash from Operations would have been $753,341. The Partnership received proceeds of $2,556,800 resulting from the redemption of the "D" and "R" Certificates, issued in connection with the original 1993 financing.

Management considers Distributable Cash from Operations to be a supplemental measure of the Partnership's operating performance. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations and net proceeds received from the redemption of the "D" and "R" Certificates, the General Partner has decided to distribute $3,039,116, or $.92 per unit, to the Unit Holders. The General Partner will continue to monitor on-going Distributable Cash from Operations generated by the Partnership during the coming quarters. If Distributable Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of September 30, 1998, the Partnership's cash reserves amounted to $5,088,141. Once the third quarter distribution is paid to Unit Holders, the cash reserve amount will be approximately $2,049,025. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 93.9%, (3,126/3,330 sites), versus 92.3% (3,072/3,330) for September 1997. The average monthly homesite rent as of September 30, 1998 was approximately $346, versus $333, an increase of 3.9% from September 1997.

                      TOTAL      OCCUPIED   OCCUPANCY   AVERAGE
                      CAPACITY   SITES      RATE        RENT
Ardmor Village          339       334       98.5%      $ 316
Camelot Manor           335       316       94.3         316
Country Roads           312       279       89.4         240
Dutch Hills             278       266       95.7         318
El Adobe                371       363       97.8         384
Paradise Village        611       510       83.5         297
Stonegate Manor         308       207       99.7         323
Sunshine Village        356       334       93.8         417
West Valley             420       417       99.3         449
                       ----                            -----

Total on 9/30/98:     3,330     3,126       93.9%      $ 346
Total on 9/30/97:     3,330     3,072       92.3%      $ 333



                                            GROSS REVENUES                           NET OPERATING
                                                                                     INCOME
                                         9/30/98           9/30/97              9/30/98          9/30/97

Ardmor Village                       $   298,044        $   271,585        $   193,707        $   110,533
Camelot Manor                            286,259            284,376            128,252            147,806
Country Roads                            212,653            198,097            (13,030)            35,733
Dutch Hills                              240,935            235,160            128,999            120,478
El Adobe                                 443,717            417,441            276,682            263,947
Paradise Village                         385,047            351,209             67,206             54,156
Stonegate Manor                          281,105            284,370            144,995            154,769
Sunshine Village                         384,805            370,967            227,375            203,741
West Valley                              599,570            559,686            405,860            366,566
                                     -----------        -----------        -----------        -----------
                                       3,132,135          2,972,891          1,560,046          1,457,729

Partnership Management:                1,067,610              2,897            962,578            (43,128)

Other Non Recurring expenses:                 --                 --           (177,299)          (103,143)

Debt Service:                                                                 (572,909)          (665,282)

Depreciation and Amortization:                --                 --         (1,334,082)          (452,596)
                                     -----------        -----------        -----------        -----------

                                     $ 4,199,745        $ 2,975,788        $   438,334        $   193,580


COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1998 TO QUARTER ENDED
SEPTEMBER 30, 1997

Gross revenues increased $1,223,957, or 41.1%, to $4,199,745 in 1998, as compared to $2,975,788 in 1997. The significant increase was the result of the liquidation of the "R" Certificate, issued in connection to the original 1993 financing. The total liquidation proceeds amounted to $2,318,520. Because the Partnership, in previous years, recognized a portion of income from the "R" Certificate value, the amount remaining to be recognized at this time is $1,019,075 and has been added to partnership management gross revenues.

Operating expenses increased $160,711, or 20.1%, to $961,010 in 1998, as compared to $800,299 in 1997. The increase in operating expenses was the result of legal and professional fees associated with the Refinancing. However, expenses relating to property operations decreased $50,429, or 11%, to $409,256 in 1998, from $459,685 in 1997. The decrease in property operation expense is the result of higher than normal expenses in 1997 related to repair & maintenance, marketing and legal expenses.

Depreciation and amortization costs increased $881,486, to $1,334,082 in 1998, as compared to $452,596 in 1997. The increase is the result of mortgage costs from the original 1993 finance transaction being included.

As a result of the foregoing factors, net income increased to $438,334 for the quarter ended September 30, 1998 from $193,580 for the quarter ended September 30, 1997.

MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $156,497. Expenses of $105,032 (data processing, accounting and legal expenses, appraisal fees and wages to employees of the Partnership) were offset by gross income of $1,067,610, generated by interest on the Partnership's reserves, transfer fees and liquidation proceeds from the "R" certificate. The equivalent figures for the third quarter of 1997 were $43,128, $46,025 and $2,897, respectively.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                      Exhibit Number          Description
                      --------------          -----------
                             27               Financial Data Schedule

             (b)      Reports on Form 8-K
                        On or about September 4, 1998 the Partnership filed a report on Form 8-K describing the mortgage refinancing on seven of the Partnership's nine properties for a total aggregate loan amount of $30,000,000.

                        On or about September 15, 1998 the Partnership filed a report on Form 8-K/A describing proforma financial information relating to the mortgage refinancing as though the Refinancing had occurred on January 1, 1997 and June 30, 1998.

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


                                Uniprop Manufactured Housing Communities
                                Income Fund II, a Michigan Limited Partnership

                                BY: Genesis Associates Limited Partnership, General Partner

                                        BY:      Uniprop, Inc.,
                                                 its Managing General Partner


                                                 By: /s/ Paul M. Zlotoff
                                                     --------------------------
                                                     Paul M. Zlotoff, President



                                                 By: /s/ Gloria A. Koster
                                                     --------------------------
                                                    Gloria A. Koster,
                                                    Principal Financial Officer



Dated: November 16, 1998

                                  EXHIBIT INDEX


 Exhibit
   No.                              Description                            Page
 -------                            -----------                            ----



   27                               Financial Data Schedule