Form 10-K
period 1998-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1999-03-31
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998 Commission File No. 0-16701


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


                          Yes  [X]         No [ ]


As of March 1, 1999, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 1999 appraisal of Partnership properties), was approximately $47,296,025.

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

     The Partnership acquired seven of the Properties in 1987 and acquired two additional Properties in 1988.

     The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can be achieved.

     On August 20, 1998, the Partnership borrowed $30,000,000 (the "Loan") from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The Loan carries a fixed interest rate of 6.37% over its term of 126 months and is amortized over 360 months.
The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000, which was the result of a 1993 mortgage financing transaction.

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

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,045 housing sites competing with Sunshine Village. Ardmor Village competes with approximately nine communities in the Lakeville, Minnesota area offering approximately 2,363 housing sites. Camelot Manor competes with approximately 16 communities in the Grand Rapids, Michigan area offering approximately 3,631 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately nine communities offering approximately 3,636 housing sites. The Tampa, Florida area contains approximately four communities offering approximately 1,190 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 11 other communities in the Lansing, Michigan area offering approximately 3,438 housing sites. In the Las Vegas, Nevada area, West Valley and El

Adobe compete with approximately 13 other communities offering approximately 3,719 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.

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

ITEM 2. PROPERTIES

     The Partnership purchased all nine manufactured housing communities for cash. As a result of the Loan, however, seven of the nine Properties are now encumbered with mortgages.

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

     On or about June 8, 1998, the General Partner mailed out a proxy statement to Unit Holders. The Unit Holders and Limited Partners were asked to consent to the mortgage refinancing proposal, pursuant to which the Partnership would refinance seven of its nine properties at a fixed interest rate, as opposed to the former variable interest rate on its existing mortgage debt. On Monday, August 3, 1998, a special meeting of the Unit Holders and Limited Partners was held to vote on the proposals described in the proxy statement. At the meeting, all proposals considered and voted on by the Unit Holders and Limited Partners were approved by majority consent.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS

     There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop. During the last twelve months, less than five percent (5.0%) of the Units have been transferred, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

     The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March, 1999, the Properties were appraised at an aggregate fair market value of $79,600,000. Assuming a sale of the nine properties in March 1999, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $47,296,025 or $14.32 per unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 1999, the Partnership had approximately 4,675 Unit Holders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Partnership for the periods ended December 31, 1998, 1997, 1996, 1995 and 1994:


                       FISCAL YEAR    FISCAL YEAR      FISCAL YEAR        FISCAL YEAR        FISCAL YEAR
                          ENDED          ENDED            ENDED              ENDED              ENDED
                        DECEMBER       DECEMBER         DECEMBER           DECEMBER           DECEMBER
                        31, 1998       31, 1997         31, 1996           31, 1995           31, 1994
                      -------------  -------------  -----------------  -----------------  -----------------
Total Assets          $ 48,834,623   $ 52,652,238       $ 53,583,381       $ 54,472,196        $56,093,938
                      ============   ============   ================   ================   ================
Long Term
Debt                  $ 29,915,975   $ 30,045,000       $ 30,025,487       $ 29,894,586        $29,786,033
                      ------------   ------------   ----------------   ----------------   ----------------

Income                  12,419,636     11,922,526         11,250,156         11,210,541         11,302,229
Extraordinary Item         250,998         -                -                  -                  -
Operating Expenses     (11,488,193)   (10,755,270)       (10,854,181)       (10,670,390)        (9,857,350)
                      ------------   ------------   ----------------   ----------------   ----------------
Net Income            $  1,182,441   $  1,167,256       $    395,975       $    540,151        $ 1,444,879
                      ============   ============   ================   ================   ================

Distributions to
Unit Holders,
per Unit:             $       1.43   $        .64       $        .54       $        .66        $      7.60
Income per unit:
Before Extra. Item    $        .28   $        .35       $        .12       $        .16        $       .43
Extraordinary Item    $        .08              -                  -                  -                  -

Weighted average
Number of Units
Outstanding:             3,303,387      3,303,387          3,303,387          3,303,387          3,303,387

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

     In August 1998, in an effort to reduce the Partnership's interest payments associated with the 1993 mortgage financing, the General Partner, with majority consent from the Unit Holders and Limited Partners, refinanced seven of the nine Properties owned by the Partnership. As described in Item 1, the Partnership borrowed $30,000,000 from GMAC Commercial Mortgage Corporation. The Loan carries a fixed interest rate of 6.37% over its term of 120 months, amortized over 30 years. The Loan was secured by mortgages on the Partnership's Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley Properties. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000.

     The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing.

Liquidity

     The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are
distributed to the Unit Holders on a quarterly basis.   While the Partnership
is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build capital reserves. As of December 31, 1998, the Partnership had $2,482,314 in reserves.

     In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), restored the shortfall in the Unit Holders 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per unit), was a partial return of the Limited Partners' original capital contributions.

     As a result of the Loan, the Partnership liquidated its Class D Certificate at cost, or $1,502,250 and realized $2,427,994 from the liquidation of its 20.98% interest in the Class R Certificate. On November 13, 1998 the Partnership distributed net proceeds from the liquidation of the Class D and R Certificates of $2,543,608 to the Unit Holders, or $.77 per unit held.

Results of Operations

Distributions

     For the year ended December 31, 1998, the Partnership made distributions to the Unit Holders of $4,723,832, which is equal, on an annualized basis, to 8.4% on their adjusted capital contributions, or $1.43 per $17.11 unit. Of the $1.43 distributed to Unit Holders in 1998, $.77 was the result of the
liquidation of the Class D and R Certificates.   Distributions paid to Unit
Holders totaled $2,114,171 in 1997 and $1,783,868 in 1996.

     The distributions paid in 1998 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $928,252. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 1998 was approximately $15,624,000. No distributions can be made to the General Partner until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1998, the unpaid amount to be distributed to the General Partner approximately $6,600,000.

Net Income

     For the years ended December 31, 1998, 1997 and 1996 income before extraordinary item was $931,443, $1,167,256 and $395,975 on total revenues of $12,419,636, $11,922,526 and $11,250,156, respectively. The decrease from 1997 to 1998 was due primarily to property operating expenses, which increased approximately $707,000, whereas total revenues increased only $497,000. The increase in net income from 1996 to 1997 was the result of higher occupancy and higher average rent at the properties.

     Net income plus depreciation and amortization less distributions to Unit Holders, was ($1,694,214), $903,864 and $556,384, for the years ended December 31, 1998, 1997 and 1996, respectively. The shortfall reflected in 1998 was funded with proceeds from the liquidation of the Class D and R Certificates.

Partnership Management

     Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $413,691 in 1998, $155,024 in 1997 and $177,328 in 1996.

     The increase in partnership management expenses from 1997 to 1998 was due to costs associated with the proxy completed in 1998. The decrease from 1996 to 1997 was due to higher interest income on cash reserves and lower administrative expenses.

Property Operations

     Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 93.4% (3,111/3,330 sites) as of December 1998, versus 92.5% in December 1997, and 91.0% in December 1996. The average monthly rent was approximately $348 per home site in December 1998, versus $333 in December 1997 and $327 in December 1996, an increase each year of 4.5% and 1.8%, respectively.


                  TOTAL
                  SITES    OCCUPIED SITES       OCCUPANCY RATE       AVERAGE RENT
-----------------------------------------------------------------------------------
                         1998   1997   1996   1998   1997   1996   1998  1997  1996
                         -----  -----  -----  -----  -----  -----  ----  ----  ----
Ardmor Village      339    329    326    323  97.1%  96.2%  95.3%  $319  $306  $314
Camelot Manor       335    321    323    325  95.8   96.4   97.0    320   308   299
Country Roads       312    287    288    273  92.0   92.3   97.5    240   225   215
Dutch Hills         278    261    260    266  93.9   93.5   95.7    321   309   297
El Adobe            371    363    366    360  97.8   98.7   97.0    384   374   359
Paradise Village    611    504    480    437  82.5   78.6   71.5    297   282   272
Stonegate Manor     308    295    293    298  95.8   95.1   96.8    326   312   299
Sunshine Village    356    336    326    331  94.4   91.6   93.0    418   399   381
West Valley         420    415    418    418  98.8   99.5   99.5    449   429   438
                  -----  -----  -----  -----  ----   ----   ----   ----  ----  ----
Overall           3,330  3,111  3,080  3,031  93.4%  92.5%  91.0%  $348  $333  $327

     The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1998, 1997 and 1996.


                                                                          NET OPERATING INCOME
                                       GROSS REVENUE                         AND NET INCOME
                                 1998         1997         1996         1998          1997         1996
                       --------------  -----------  -----------  -----------   -----------   ----------
Ardmor Village            $ 1,241,339  $ 1,129,735  $ 1,104,595  $   664,873   $   523,625   $  613,967
Camelot Manor               1,131,841    1,123,127    1,085,052      519,695       614,242      564,878
Country Roads                 836,800      763,727      708,498       43,923       109,568      100,722
Dutch Hills                   958,776      918,958      886,536      500,881       481,335      458,055
El Adobe                    1,731,799    1,646,510    1,542,026    1,137,530     1,051,448      955,055
Paradise Village            1,448,095    1,460,543    1,308,743      297,217       326,009      191,971
Stonegate Manor             1,110,040    1,035,924      973,178      544,209       578,851      440,726
Sunshine Village            1,547,644    1,513,820    1,462,935      950,739       901,389      850,925
West Valley                 2,326,778    2,240,418    2,098,742    1,548,420     1,510,414    1,271,269
                       --------------  -----------  -----------  -----------   -----------   ----------
                           12,333,112   11,832,762   11,170,305    6,207,487     6,096,881    5,447,568
Partnership
Mgmt.                          86,524       89,764       79,851     (413,691)     (155,024)    (177,328)
Extinguisment of Debt
Other nonrecurring                                                   250,998        -             -
Expenses                                                            (589,597)     (262,257)    (316,627)
Debt Service
Depreciation and                                                  (2,425,579)   (2,661,565)  (2,613,361)
Amortization                                                      (1,847,177)   (1,850,779)  (1,944,277)
                       --------------  -----------  -----------  -----------   -----------   ----------
TOTAL:                    $12,419,636  $11,922,526  $11,250,156  $ 1,182,441   $ 1,167,256   $  395,975

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     Gross revenues increased $497,110, or 4.2%, to $12,419,636 in 1998, compared to $11,922,526 in 1997. The increase was primarily the result of higher average occupancy and an increase in rental income due to higher average monthly rents. (See table on previous page.)

     As described in the Statements of Income, the Partnership's operating expenses increased $707,033, or 16.3%, to $5,054,906 in 1998, compared to $4,347,873 in 1997. The increase is due primarily to increases in marketing expenses, repairs and maintenance to the Properties and wages. The Partnership's administrative expenses also increased $234,784, or 23.5%, to $1,233,734 in 1998, compared to $998,950 in 1997. The increase in administrative expenses is due to costs associated with the proxy completed in 1998.

     Also reported in the Statements of Income is a gain of $250,998 on the extinguishment of debt, which includes the gain on the liquidation of the Class R Certificate, less loan prepayment penalties and the write-off of unamortized financing costs related to the original 1993 financing.

     As a result of the foregoing factors, net income increased slightly from $1,167,256 in 1997 to $1,182,441 in 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Gross revenues increased $672,370, or 6.0%, to $11,922,526 in 1997, compared to $11,250,156 in 1996. The increase was primarily the result of higher average occupancy and an increase in rental income due to higher average monthly rents.

     As described in the Statements of Income, the Partnership's operating expenses decreased $98,911, or .09%, to $10,755,270 in 1997, compared to $10,854,181 in 1996. The decrease is the result of lower property operating expenses and lower depreciation and amortization.

     As a result of the foregoing factors, net income increased significantly from $395,975 in 1996 to $1,167,256 in 1997.

Year 2000 Costs

     The Partnership is currently assessing its significant business relations with external parties, including its banking and vendor relations, to determine if the failure of such parties to be year 2000 compliant would have a material adverse effect upon the Partnership. In the event that any banks, vendors or other parties with whom the Partnership conducts significant business do not successfully and timely achieve year 2000 compliance, the Partnership's operations may be affected. To date, nothing has come to the attention of Management that leads it to conclude that such adverse effect may be likely. Management, however, cannot provide assurance that the year 2000 issue will not have an impact on the Partnerships operations. The Partnership has completed a review of its information systems and believes its business technologies are fully compliant with any issues that may arise as a result of year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's financial statements for the fiscal year ended December 31, 1998, 1997 and 1996, and supplementary data are filed with this Report under Item 14.

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

     Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers and directors of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 49, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

     Steven P. Adler, 48, became President of Uniprop, Inc. on January 1, 1998. Previously, Mr. Adler had been Vice President - Acquisitions and Director of Operations for Uniprop, Inc. since 1984. Mr. Adler is a past member of the Michigan Mobile Home Commission. He has been involved in the manufactured housing industry since 1978. Mr. Adler's responsibilities on behalf of Uniprop, Inc. include property acquisitions, and the overall direction for the operation of properties, including management, marketing and construction. Mr. Adler obtained a B.A. from Bard College, a M.S. in Resource Management and a M.A. in Sociology from the University of New Hampshire.

     Gloria Koster, 45, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

     Terry Winter, 39, became Chief Investment Officer of Uniprop, Inc. on January 1, 1998. Previously, Mr. Winter had been Vice President - Public Programs of Uniprop, Inc. since August 1990. He is responsible for financial analysis of properties, placement of investments, management and marketing for public and private programs. From March 1989 until August 1990, Mr. Winter was vice president of marketing/business development in Dallas, Texas, with Home Owners Funding Corp. of America, a mortgage banking originator and servicer specializing in loans for manufactured homes and manufactured housing communities. From February 1987 to March 1989, he had been Vice President of loan services at Home Owners. From July 1982 until February 1987, before assets of that company were acquired by Home Owners in 1987, Mr. Winter had been Vice President of real estate management with Commodore Financial Services Corp. Mr. Winter has a B.B.A. in finance from Wayne State University.

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

     Paul M. Zlotoff has an interest in the original sellers of Sunshine Village and Ardmor Village and is entitled to share in a contingent purchase price with respect to each Property, when and if the Properties are sold and the sellers become entitled thereto. The maximum amounts, which could be payable to the sellers are as follows: Sunshine Village,

$1,108,260 and Ardmor Village, $946,236. The cash purchase price and contingent purchase price for each Property were determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of each such Property, but, only after the receipt by each Unit Holder and Limited Partner of aggregate distributions equal to the sum of (I) his 10% cumulative preferred return plus (ii) 125% of his capital contribution. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

     The Partnership will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its incentive management interest from operations because distributions were approximately $928,252 less than the 10% cumulative preferred return due Unit Holders. Any such amounts unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 1998, approximately $500,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated incentive management interest as of December 1998 was approximately $6,600,000. The actual incentive management interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions could be made to the General Partner until the approximately $15,624,000, 10% cumulative preferred return deficit as of December 31, 1998, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

     The Partnership must also pay an incentive management interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus

(b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No incentive management interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 1998. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

     Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $611,741: Ardmor Village, $61,605; Camelot Manor, $56,054; Country Roads, $41,840; Dutch Hills, $47,536; El Adobe, $85,696; Paradise Village, $72,272;
Stonegate Manor, $55,033; Sunshine Village, $76,643; and West Valley, $115,062. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

     Certain employees of affiliates of the General Partner were paid an aggregate of $222,949 during 1998 to perform local property management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a) Financial Statements

     The following financial statements and related documents are filed with this Report:

            (1)  Report of Independent Certified Public
                 Accountants

            (2)  Balance Sheets as of December 31, 1998 and 1997

            (3)  Statements of Income for the fiscal years ended
                 December 31, 1998, 1997 and 1996

               (4) Statements of Partners' Equity for the fiscal years ended December 31, 1998, 1997 and 1996

               (5) Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996

               (6) Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 1998, 1997 and 1996

          (b)  Reports on Form 8-K

               The Partnership did not file any Forms 8-K during the fourth quarter of 1998.

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

         3(b)  Uniprop Income Fund II Agreement of Limited Partnership

         4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

        10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

        10(b) Form of Consulting Agreement between the Partnership, the General Partner and Consultant

        The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

         4(b) Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

        10(c) Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

        10(d) Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

        10(e) Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

     The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

         2 Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMACCM.

         The following exhibits are attached to this Report:

         27    Financial Data Schedule

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 1999

         (d)   Other Financial Statements

     There are no other financial statements required by the instructions contained in Regulation S-X or, the information is included elsewhere in the financial statements or the notes thereto.

                         [BDO SEIDMAN, LLP LETTERHEAD]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.






                                                 BDO SEIDMAN, LLP
Troy, Michigan
February 5, 1999

                                                  UNIPROP MANUFACTURED HOUSING
                                                    COMMUNITIES INCOME FUND II
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                                BALANCE SHEETS


December 31,                                          1998                1997
------------------------------------------------------------------------------

ASSETS

PROPERTY AND EQUIPMENT (Note 2)
  Buildings and improvements              $     49,421,935    $     49,099,290
  Land                                          11,644,103          11,644,103
  Manufactured homes and improvements            2,100,666           2,082,250
  Furniture and equipment                          400,872             369,274
------------------------------------------------------------------------------
                                                63,567,576          63,194,917
  Less accumulated depreciation                 18,819,413          17,057,071
------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                      44,748,163          46,137,846

Cash                                             2,482,314           1,630,552
Marketable securities                                    -             875,859
Unamortized financing costs (Note 2)               622,800             891,000
Mortgage-backed securities (Note 2)                      -           1,502,250
Investment (Note 2)                                      -             998,995
Other assets (Note 3)                              981,346             615,736
------------------------------------------------------------------------------
                                          $     48,834,623    $     52,652,238
==============================================================================

LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 2)                    $     29,915,975    $     30,045,000
Accounts payable                                   322,340             126,063
Other liabilities (Note 4)                         876,996           1,220,472
------------------------------------------------------------------------------
TOTAL LIABILITIES                               31,115,311          31,391,535
------------------------------------------------------------------------------
PARTNERS' EQUITY
  Unit holders                                  17,477,300          21,030,515
  General partner                                  242,012             230,188
------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                          17,719,312          21,260,703
------------------------------------------------------------------------------
                                          $     48,834,623    $     52,652,238
==============================================================================



                                See accompanying notes to financial statements.

                                                 UNIPROP MANUFACTURED HOUSING
                                                   COMMUNITIES INCOME FUND II
                                             (A MICHIGAN LIMITED PARTNERSHIP)

                                                         STATEMENTS OF INCOME



Year Ended December 31,                                                  1998               1997               1996
-------------------------------------------------------------------------------------------------------------------
INCOME
  Rental                                                       $   11,737,284    $    11,340,654    $    10,824,604
  Interest                                                            183,803            203,570            194,493
  Other                                                               498,549            378,302            231,059
-------------------------------------------------------------------------------------------------------------------
                                                                   12,419,636         11,922,526         11,250,156
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Property operations                                               5,054,906          4,347,873          4,417,300
  Depreciation and amortization                                     1,847,177          1,850,779          1,944,277
  Administrative (Note 5)                                           1,233,734            998,950          1,009,113
  Property taxes                                                      926,797            896,103            870,130
  Interest                                                          2,425,579          2,661,565          2,613,361
-------------------------------------------------------------------------------------------------------------------
                                                                   11,488,193         10,755,270         10,854,181
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                      931,443          1,167,256            395,975
EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT (Note 2)                                     250,998                  -                  -
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $    1,182,441    $     1,167,256    $       395,975
===================================================================================================================
INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)
  Income before extraordinary item                             $          .28    $           .35    $           .12
  Extraordinary item                                                      .08                  -                  -
-------------------------------------------------------------------------------------------------------------------
                                                                          .36                .35                .12
===================================================================================================================
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)            $         1.43    $           .64    $           .54
===================================================================================================================
NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                     3,303,387          3,303,387          3,303,387
===================================================================================================================
NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)
  Income before extraordinary item                             $        9,314    $        11,673    $         3,960
  Extraordinary item                                                    2,510                  -                  -
-------------------------------------------------------------------------------------------------------------------
                                                                       11,824             11,673              3,960
===================================================================================================================
DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                     $            -    $             -    $             -
===================================================================================================================



                                See accompanying notes to financial statements.

                                                  UNIPROP MANUFACTURED HOUSING
                                                    COMMUNITIES INCOME FUND II
                                              (A MICHIGAN LIMITED PARTNERSHIP)


                                                STATEMENTS OF PARTNERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                General
                                Partner          Unit Holders         TOTAL
------------------------------------------------------------------------------

BALANCE, January 1, 1996        $ 214,555    $   23,380,956    $    23,595,511

Distributions to unit holders           -        (1,783,868)        (1,783,868)

Net income for the year             3,960           392,015            395,975
------------------------------------------------------------------------------


BALANCE, December 31, 1996        218,515        21,989,103         22,207,618

Distributions to unit holders           -        (2,114,171)        (2,114,171)

Net income for the year            11,673         1,155,583          1,167,256
------------------------------------------------------------------------------


BALANCE, December 31, 1997        230,188        21,030,515         21,260,703

Distributions to unit holders           -        (4,723,832)        (4,723,832)

Net income for the year            11,824         1,170,617          1,182,441
------------------------------------------------------------------------------


BALANCE, December 31, 1998      $ 242,012    $   17,477,300    $    17,719,312
==============================================================================



                                See accompanying notes to financial statements.

                                               UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                                   STATEMENTS OF CASH FLOWS




Year Ended December 31,                                        1998            1997             1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   1,182,441  $    1,167,256    $     395,975
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                               1,817,628       1,792,127        1,778,930
    Amortization                                                  29,549          58,652          165,347
    Extraordinary item - gain on extinguishment of debt         (250,998)              -                -
    Gain on sale of property and equipment                      (188,583)        (18,850)         (40,188)
    (Increase) decrease in other assets                         (365,610)       (178,077)          87,568
    Increase (decrease) in accounts payable                      196,277         (29,826)           1,177
    Increase (decrease) in other liabilities                    (343,476)         26,085          367,000
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,077,228       2,817,367        2,755,809
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from redemption of investment                       2,418,891               -                -
  Proceeds from redemption of mortgage backed securities       1,502,250               -                -
  Purchase of property and equipment                          (1,422,431)       (982,115)      (1,115,173)
  Proceeds from sale of property and equipment                 1,183,069         822,721          760,760
  Proceeds from sale of marketable securities                    875,859         450,000          200,000
  Purchase of marketable securities                                    -        (507,677)         (61,429)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            4,557,638        (217,071)        (215,842)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of notes payable                                (30,129,025)              -                -
  Proceeds from note payable                                  30,000,000               -                -
  Distributions to unit holders                               (4,723,832)     (2,114,171)      (1,783,868)
  Payment for financing costs                                   (930,247)              -                -
---------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                         (5,783,104)     (2,114,171)      (1,783,868)
---------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                             851,762         486,125          756,099

CASH, at beginning of year                                     1,630,552       1,144,427          388,328
---------------------------------------------------------------------------------------------------------

CASH, at end of year                                       $   2,482,314  $    1,630,552    $   1,144,427
=========================================================================================================



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

                    USE OF ESTIMATES

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    FAIR VALUES OF FINANCIAL INSTRUMENTS

                    The carrying amounts of cash and cash equivalents, marketable securities, and notes payable approximate their fair values.

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

                                              NOTES TO FINANCIAL STATEMENTS



                    PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                    Buildings and improvements                       30 years
                    Manufactured homes and improvements              30 years
                    Furniture and equipment                        3-10 years

                    Accumulated depreciation for tax purposes was $16,805,437 and $15,210,638 as of December 31, 1998 and 1997,
                    respectively.

                    Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1998.

                    MORTGAGE-BACKED SECURITIES

                    In connection with the Partnership's 1993 financing transaction (see Note 2), the Partnership was required to use approximately 5% of its mortgage proceeds to purchase a subordinated portion of the mortgage-backed securities ("Class D Certificates"). These Class D Certificates were not rated, carried a fixed interest rate of 7.5% per annum and were subordinated to the Class A, B and C mortgage certificates issued as part of the aforementioned financing transaction. The Partnership was issued a Class D Certificate in 1993 with a face amount of $1,502,250, which represented cost.

                    In 1998, as part of the refinancing of its note payable (see Note 2), the Partnership redeemed the Class D Certificate at cost.

                                              UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS


                    FINANCING COSTS

                    Costs to obtain financing have been capitalized and are amortized using the straight-line method over the 30-year term of the related mortgage note payable.

                    INVESTMENT

                    The "Investment" of $998,995 reflected on the Partnership's 1997 balance sheet represents a 20.98% residual interest ("Class R Certificates") of the trust fund which was established as part of the original 1993 financing transaction (see Note 2). The owners of the Class R Certificates are the respective owners of the properties participating in the mortgage-backed securities transaction, with their ownership interest based on the amount each property contributed to the value of the Class R Certificates. These certificates had no principal or interest amount associated with them, but represented the amount which the Partnership would be entitled to receive after all other classes of certificates had been reduced to zero. The "Investment" had been accounted for using the equity method of accounting, subject to management's estimation of the carrying value of the investment.

                    In 1998, as part of the refinancing of its note payable
                    (see Note 2), the Partnership redeemed the Class R Certificates. As a result, the Partnership recognized a gain of $1,419,896 on the redemption of the certificates, which has been included in the calculation of the extraordinary gain on the extinguishment of debt (see Note 2).

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

                                              UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS


                    COMPREHENSIVE INCOME

                    On January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year ended December 31, 1998, comprehensive income for the Partnership did not differ from net income.

2. NOTES PAYABLE    In 1993, the Partnership mortgaged seven of its properties in connection with a financing transaction which involved twenty-one other properties, thirteen of which are owned in part by affiliates of the general partner. The borrowings totalled $30,045,000, were secured by the mortgages on the Partnership's properties as well as the mortgages on the other twenty-one properties, and were funded through the issuance of mortgage-backed securities.
                    The proceeds of the mortgage notes payable were used primarily to eliminate the cumulative preferred return deficit owed to the unit holders that existed as of December
                    31, 1993, and also to distribute a return of capital to the unit holders.

                    In 1998, the Partnership refinanced the aforementioned note payable by entering into a new note agreement totalling $30,000,000. These borrowings are secured by mortgages on the Partnership's properties. The note is payable in monthly installments of $188,878, including interest at 6.37%, through March, 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028. The outstanding balance on the note payable at December 31, 1998 was $29,915,975.

                                              UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS




                    In connection with the refinancing, the Partnership recorded a gain on the extinguishment of debt of $250,998, which includes the gain on the redemption of the Class R Certificates ($1,419,896), less loan prepayment penalties ($300,450) and the write-off of unamortized financing costs related to the original 1993 financing ($868,448).

                    Future maturities on the note payable for the next five years are as follows: 1999 - $345,000; 2000 - $362,000; 2001
                    - $392,000; 2002 - $418,000; and 2003 - $445,000.

3. OTHER ASSETS     At December 31, 1998, "Other Assets" included cash of
                    approximately $425,000 in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The account is restricted from operating use.

                    At December 31, 1998 and 1997, "Other assets" also included cash of approximately $216,000, in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.



4. OTHER            Other liabilities consisted of:
   LIABILITIES

                    December 31,                    1998              1997
                    --------------------------------------------------------

                    Tenants' security deposits    $ 509,707      $   502,086
                    Accrued property taxes          106,481          339,508
                    Accrued interest                124,050          229,730
                    Other                           136,758          149,148
                    --------------------------------------------------------

                    TOTAL                         $ 876,996      $ 1,220,472
                    ========================================================

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

                    REPORT OF FEES

                    During the years ended December 31, 1998, 1997 and
                    1996, the affiliate earned property management fees of $611,741, $585,394 and $552,846, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership owed $335 to the affiliate at December 31, 1998, and was owed $19,765 by the affiliate at December 31, 1997.

                    Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $222,949, $177,046 and $196,491 in 1998, 1997 and 1996, respectively, to perform local property management and investor relations services for the Partnership.

                    CONTINGENT PURCHASE PRICE

                    A general partner of Genesis Associates Limited
                    Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to share in a contingent purchase price that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

                                               UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS

                    FINANCING COSTS

                    In 1998, as part of the financing transaction described in Note 2, the Partnership paid approximately $300,000 in financing costs to an affiliate of the general partner.

6. RECONCILIATION
   OF FINANCIAL
   STATEMENT
   INCOME AND
   TAXABLE
   INCOME



                    Year Ended December 31,          1998            1997           1996
                    ---------------------------------------------------------------------

                    Income per the financial
                     statements                   $ 1,182,441     $ 1,167,256   $  395,975

                    Adjustments to depreciation
                     for difference in methods        168,071         175,340      159,898

                    Adjustments for prepaid rent,
                     meals and entertainment            3,448          (3,100)       8,198

                    Adjustment for LLC income      (1,106,973)        576,904      530,069
                    ----------------------------------------------------------------------
                    Income Per the Partnership's
                     Tax Return                   $   246,987     $ 1,916,400   $1,094,140
                    ======================================================================

7. PARTNERS'        Subject to the orders of priority under certain specified
   CAPITAL          conditions more fully described in the Agreement of
                    Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                    DISTRIBUTIONS

                    Distributable cash from operations in the Agreement (generally defined as net income plus depreciation and amortization) is to be distributed to unit holders until they have received a 10% cumulative preferred return. After the unit holders have received their 10% cumulative preferred return, all remaining cash from operations is distributed to the general partner in the form of an incentive management interest until the total amount received by the general partner is equal to 15% of the aggregate amount of cash distributed from operations in a given year. Amounts payable to but not paid to the general partner will be accumulated and paid from future capital transactions after the unit holders have first received their 10% preferred return and 125% of their

                                               UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                           (A MICHIGAN LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS




                    capital contributions. Thereafter, 85% of distributable cash from operations is to be paid to the unit holders and 15% to the general partner.

                    Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $928,000 and $3,538,000 in 1998 and 1997, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $15,624,000 has been distributed to the unit holders.

                    At December 31, 1998, the general partner's cumulative incentive management interest to be distributed was approximately $6.6 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal 1999.

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

8. SUPPLEMENTAL     Interest paid during 1998, 1997 and 1996 was approximately
   CASH FLOW        $2,531,000, $2,654,000 and $2,621,000, respectively.
   INFORMATION

                                                   UNIPROP MANUFACTURED HOUSING
                                                     COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)



                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1998




    Column A                 Column B             Column C                     Column D
----------------          ------------- -----------------------------  -------------------------

                                                                            Costs Capitalized
                                                 Initial Cost          Subsequent to Acquisition
                                        -----------------------------  -------------------------
                                                        Buildings and             Buildings and
Description               Encumbrance          Land      Improvements       Land   Improvements
--------------------------------------------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)          $ 2,901,850   $ 1,063,253        $4,253,011   $       -   $   891,751
Sunshine Village
 (Davie, FL)                4,277,984     1,215,862         4,875,878           -       130,761
Camelot Manor
 (Grand Rapids, MI)         3,455,295       918,949         3,681,051           -       565,736
Country Roads
 (Jacksonville, FL)                 -       636,550         2,546,200      38,106       554,320
Paradise Village
 (Tampa, FL)                        -     1,760,000         7,040,000     279,053     1,034,747
Dutch Hills
 (Haslett, MI)              2,572,774       839,693         3,358,771      23,104       404,399
Stonegate Manor
 (Lansing, MI)              3,006,556       930,307         3,721,229      40,552       333,328
El Adobe
 (Las Vegas, NV)            5,514,511     1,480,000         5,920,000      39,964       360,339
West Valley
 (Las Vegas NV)             8,187,005     2,289,700         9,158,800      89,010       591,614
--------------------------------------------------------------------------------------------------

                          $29,915,975   $11,134,314        $44,554,940  $ 509,789   $ 4,866,995
==================================================================================================



    Column A                            Column E                     Column F       Column G       Column H
----------------          -----------------------------------------  --------       --------       --------
                                Gross Amount at Which Carried                                  Life on Which
                                     at Close of Period                                      Depreciation in
                          -----------------------------------------                            Latest Income
                                       Buildings and                Accumulated        Date     Statement is
Description                    Land     Improvements      Total    Depreciation     Acquired        Computed
------------------------------------------------------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)          $  1,063,253    $5,144,762   $6,208,015    $1,828,428        1987        30 years
Sunshine Village
 (Davie, FL)                 1,215,862     5,006,639    6,222,501     1,963,532        1987        30 years
Camelot Manor
 (Grand Rapids, MI)            918,949     4,246,787    5,165,736     1,587,380        1987        30 years
Country Roads
 (Jacksonville, FL)            674,656     3,100,520    3,775,176     1,137,540        1987        30 years
Paradise Village
 (Tampa, FL)                 2,039,053     8,074,747   10,113,800     2,911,084        1987        30 years
Dutch Hills
 (Haslett, MI)                 862,797     3,763,170    4,625,967     1,378,905        1987        30 years
Stonegate Manor
 (Lansing, MI)                 970,859     4,054,557    5,025,416     1,487,534        1987        30 years
El Adobe
 (Las Vegas, NV)             1,519,964     6,280,339    7,800,303     2,287,095        1988        30 years
West Valley
 (Las Vegas NV)              2,378,710     9,750,414   12,129,124     3,520,376        1988        30 years
------------------------------------------------------------------------------------------------------------

                          $ 11,644,103    $49,421,935  $61,066,038   $18,101,874
============================================================================================================

                                               UNIPROP MANUFACTURED HOUSING
                                                 COMMUNITIES INCOME FUND II
                                            (A MICHIGAN LIMITED PARTNERSHIP)



                                                      NOTES TO SCHEDULE III
                                                          DECEMBER 31, 1998


1.    RECONCILIATION OF    The following table reconciles the land from
      LAND                 January 1, 1996 to December 31, 1998:


                                                       1998              1997           1996
                           ---------------------------------------------------------------------
                           BALANCE, at January 1   $ 11,644,103    $ 11,644,603    $  11,644,603

                           Additions to land, net             -            (500)               -
                           ---------------------------------------------------------------------
                           BALANCE, at December 31 $ 11,644,103    $ 11,644,103    $  11,644,603
                           =====================================================================

2.    RECONCILIATION OF    The following table reconciles the buildings and
      BUILDINGS AND        improvements from January 1, 1996 to
      IMPROVEMENTS         December 31, 1998:

                                                       1998              1997           1996
                           ---------------------------------------------------------------------
                           BALANCE, at January 1   $ 49,099,290    $ 48,558,632    $  48,305,293

                           Additions to buildings
                            and improvements            322,645         540,658          253,339
                           ---------------------------------------------------------------------
                           BALANCE, at December 31 $ 49,421,935    $ 49,099,290    $  48,558,632
                           =====================================================================

3.    RECONCILIATION OF    The following table reconciles the accumulated
      ACCUMULATED          depreciation from January 1, 1996 to
      DEPRECIATION         December 31, 1998:

                                                       1998              1997           1996
                           ---------------------------------------------------------------------
                           BALANCE, at January 1   $ 16,399,511    $  14,735,004   $  13,080,592

                           Current year
                            depreciation expense      1,702,363        1,664,507       1,654,412
                           ---------------------------------------------------------------------
                           BALANCE, at December 31 $ 18,101,874    $  16,399,511   $  14,735,004
                           =====================================================================

4.    TAX BASIS OF         The aggregate cost of buildings and improvements for
      BUILDINGS AND        federal income tax purposes is equal to the cost
      IMPROVEMENTS         basis used for financial statement purposes.

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

                                Uniprop Manufactured Housing Communities
                                Income Fund II, a Michigan Limited Partnership


                                BY:  Genesis Associates Limited Partnership,
                                     General Partner

                                     BY: Uniprop, Inc., Managing General Partner


                                         By: /s/ Paul M. Zlotoff
                                             --------------------------------
                                             Paul M. Zlotoff, Chairman
Dated:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria A. Koster                 By: /s/ Paul M. Zlotoff
    --------------------------------         ---------------------------
    Gloria A. Koster                         Paul M. Zlotoff, Chairman of
    (Chief Financial Officer of              Uniprop, Inc.
    Uniprop, Inc.)

Dated:  March 31, 1999                   Dated: March 31, 1999



By: /s/ Andrew Feuereisen
    --------------------------------
    Andrew Feuereisen
    (Controller of Uniprop, Inc.)

Dated:  March 31, 1999

                                EXHIBIT  INDEX


EXHIBIT
NUMBER   DESCRIPTION                      METHOD OF FILING                 PAGE
------   -----------                      ----------------                 ----

2        Mortgage Notes, made on August   Incorporated by reference to
         20, 1998 between Uniprop         the Form 8-K filed on
         Income Fund II and GMACCM        September 8, 1998.


3(a)

         Certificate of Limited           Incorporated by reference to
         Partnership for the              the S-11 Registration
         Partnership                      Statement of the Partnership
                                          filed November 12, 1986, as
                                          amended on December 22, 1986
                                          and January 16, 1987 (the
                                          "Registration Statement").

3(b)     Uniprop Income Fund II           Incorporated by reference to
         Agreement of Limited             the Registration Statement.
         Partnership

4(a)     First Amendment to Uniprop       Incorporated by reference to
         Income Fund II Agreement of      the Registration Statement.
         Limited Partnership (April 1,
         1987)

4(b)     Form of Beneficial Assignment    Incorporated by reference to
         Certificate (BAC) for the        Form 10-K for fiscal year
         Partnership (originally filed    ended December 31, 1997.
         with Form 10-K for the fiscal
         year ended December 31, 1987)

10(a)    Form of Management Agreement     Incorporated by reference to
         between the Partnership and      the Registration Statement.
         Uniprop, Inc.

10(b)    Form of Consulting Agreement     Incorporated by reference to
         between the Partnership, the     the Registration Statement.
         General Partner and Consultant

10(c)   Contingent Purchase Price Agreement   Incorporated by reference to
        with Sunrise Broward Associates,      Form 10-K for fiscal year ended
        Ltd. (originally filed with Form      December 31, 1997.
        10-K for the fiscal year ended
        December 31, 1987)

10(d)   Contingent Purchase Price Agreement   Incorporated by reference to
        with Ardmor Associates Limited        Form 10-K for fiscal year ended
        Partnership (originally filed with    December 31, 1997.
        Form 10-K for the fiscal year ended
        December 31, 1987)

10(e)   Incentive Acquisition Fee Agreement   Incorporated by reference to
        between the Partnership and           Form 10-K for fiscal year ended
        Uniprop, Inc. (originally filed       December 31, 1997.
        with Form 10-K for the fiscal year
        ended December 31, 1987)

27      Financial Data Schedule               Filed herewith.

28      Letter summary of the estimated       Filed herewith.
        fair market values of the
        Partnership's nine manufactured
        housing communities, as of March 1,
        1999.