Form 10-Q
period 1999-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1999-05-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1999         Commission File No. 0-16701





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

                                      INDEX



                                                                      Page


PART I   FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS                                3

                  Balance Sheets
                  March 31, 1999 (Unaudited) and
                  December 31, 1998                                   3

                  Statements of Income
                  Three months ended March 31, 1999
                  and 1998 (Unaudited)                                4

                  Statements of Cash Flows
                  Three months ended March 31, 1999
                  and 1998 (Unaudited)                                5

                  Notes to Financial Statements
                  March 31, 1999 (Unaudited)                          6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                       7

PART II  OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                    9

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



ASSETS                                             MARCH 31, 1999    DECEMBER 31, 1998
                                                   --------------    -----------------
                                                   (UNAUDITED)

Properties:
  Land                                               $11,644,103       $11,644,103
  Buildings And Improvements                          49,484,313        49,421,935
  Furniture And Fixtures                                 438,433           400,872
  Manufactured Homes                                   2,183,035         2,100,666
                                                     -----------       -----------
                                                      63,749,884        63,567,576

  Less Accumulated Depreciation                       19,274,413        18,819,413
                                                     -----------       -----------
                                                      44,475,471        44,748,163

Cash And Cash Equivalents                              2,301,401         2,482,314
Unamortized Finance Costs                                615,300           622,800
Other Assets                                           1,125,727           981,346
                                                     -----------       -----------

Total Assets                                         $48,517,899       $48,834,623
                                                     -----------       -----------





LIABILITIES                                       MARCH 31, 1999    DECEMBER 31, 1998
                                                  --------------    -----------------
                                                  (UNAUDITED)

 Accounts Payable                                    $   289,858       $   322,340
 Other Liabilities                                       775,810           876,996
 Notes Payable                                        29,827,017        29,915,975
                                                     -----------       -----------

Total Liablities                                     $30,892,685       $31,115,311

Partners' Equity:
  General Partner                                        246,852           242,012
   Unit Holders                                       17,378,362        17,477,300

Total Partners' Equity                                17,625,214        17,719,312
                                                     -----------       -----------

Total Liabilities And
  Partners' Equity                                   $48,517,899       $48,834,623
                                                     -----------       -----------



                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP





STATEMENTS OF INCOME                                           THREE MONTHS ENDED
    (UNAUDITED)                                          MARCH 31, 1999  MARCH 31, 1998
                                                        --------------  --------------


Income:
  Rental Income                                          $2,970,199         $2,851,408
  Other                                                     227,772            187,053
                                                         ----------         ----------

Total Income                                             $3,197,971         $3,038,461
                                                         ----------         ----------

Operating Expenses:
  Administrative Expenses
  (Including $156,641 And $150,346
   In Property Management Fees Paid
  To An Affliate For The Three  Month Period
  Ended March 31, 1999 and 1998
   Respectively)                                            812,070            825,691
  Property Taxes                                            238,728            235,263
  Utilities                                                 256,116            238,136
  Property Operations                                       466,884            408,014
  Depreciation And Amortization                             462,500            460,000
  Interest                                                  477,675            674,358
                                                         ----------         ----------

Total Operating Expenses                                 $2,713,973         $2,841,462
                                                         ----------         ----------

Net Income                                               $  483,998         $  196,999
                                                         ----------         ----------

Income Per Unit:                                         $     0.15         $     0.06

Distribution Per Unit:                                   $     0.18         $     0.17

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March 31, 1999 And 1998                                  3,303,387          3,303,387



                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
             (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                              MARCH 31, 1999         MARCH 31, 1998
                                                              --------------         --------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                             $   483,998          $   196,999

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                      455,000              448,000
  Amortization                                                        7,500               12,000
(Increase) Decrease In Other Assets From Operations                (144,381)              23,736
  Increase  (Decrease) In Accounts Payables                         (32,482)              12,779
  Increase (Decrease) Other Liabilities From Operations            (101,186)            (359,669)
                                                                -----------          -----------

Total Adjustments                                                   184,451              136,846
                                                                -----------          -----------

    Net Cash Provided By (Used In)
      Operating Activities                                          668,449              333,845
                                                                -----------          -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                             (182,308)            (227,748)
   Payment On Mortgage                                              (88,958)                   0
                                                                -----------          -----------

    Net Cash Provided By (Used In)
      Investing Activities                                         (271,266)            (227,748)
                                                                -----------          -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                        (578,096)            (561,576)
                                                                -----------          -----------

Net Cash Provided By (Used In)
  Financing Activities                                             (578,096)            (561,576)
                                                                -----------          -----------

Increase (Decrease) In Cash                                        (180,913)            (455,479)
Cash, Beginning                                                   2,482,314            1,630,552
                                                                -----------          -----------

Cash, Ending                                                    $ 2,301,401          $ 1,175,073
                                                                -----------          -----------





                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1999, the related statements of income and statements of cash flow for the periods ended March 31, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES


                                                     THREE MONTHS ENDED
                                            MARCH 31, 1999    MARCH 31, 1998
                                            --------------    --------------

Property management fee
to Uniprop, Inc.                               $156,641         $150,346

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. On August 20, 1998 the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage Corporation (the "Refinancing").

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

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for longer, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $946,498 for the quarter ending March 31, 1999. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $594,610, or $.18 per unit, to the unit holders. The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of March 31, 1999, the Partnership's cash reserves amounted to $2,301,401. Once the first quarter distribution is paid to unit holders, the cash reserve amount will be approximately $1,706,791. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 93.5% (3,115/3,330 sites) at the end of March 1999, versus 92.6% (3,085/3,330) for March 1998. The average monthly homesite rent as of March 31, 1999 was approximately $348, versus $336, an increase of 3.6% from March 1998.


                           TOTAL        OCCUPIED      OCCUPANCY     AVERAGE
                         CAPACITY        SITES          RATE         RENT

Ardmor Village              339           328           96.8%       $ 322
Camelot Manor               335           320           95.5          320
Country Roads               312           291           93.3          240
Dutch Hills                 278           264           95.0          324
El Adobe                    371           360           97.0          384
Paradise Village            611           512           83.8          293
Stonegate Manor             308           294           95.5          329
Sunshine Village            356           334           93.8          418
West Valley                 420           412           98.1          449
                          -----         -----         ------        -----

TOTAL ON 3/31/99:         3,330         3,115           93.5%       $ 348
TOTAL ON 3/31/98:         3,330         3,085           92.6%       $ 336



                                            GROSS REVENUES                                  NET OPERATING
                                                                                            INCOME
                                         3/31/99                3/31/98            3/31/99            3/31/98

Ardmor Village                        $   328,589          $   311,341         $   173,047          $   150,708
Camelot Manor                             289,349              273,454             140,113              144,334
Country Roads                             215,714              201,684              61,870               17,880
Dutch Hills                               244,957              235,528             116,963              118,041
El Adobe                                  435,675              430,739             283,153              283,101
Paradise Village                          371,945              347,810              79,287               51,377
Stonegate Manor                           294,594              273,242             159,457              123,340
Sunshine Village                          424,802              382,300             219,331              231,480
West Valley                               572,680              580,453             380,807              394,097
                                      -----------          -----------         -----------          -----------
                                        3,178,305            3,036,551           1,614,028            1,514,358

Partnership Management:                    19,666                1,910             (51,418)
                                                                                                        (87,326)

Other Non Recurring expenses:                  --                   --            (138,437)
                                                                                                        (95,675)

Debt Service                                                                      (477,675)
                                                                                                       (674,358)

Depreciation and Amortization                  --                   --            (462,500)            (460,000)
                                      -----------          -----------         -----------          -----------
                                      $ 3,197,971          $ 3,038,461         $   483,998          $   196,999



COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

Gross revenues increased $159,510, or 5.2%, to $3,197,971 in 1999, as compared to $3,038,461 in 1998. The increase was the result of the increase in average monthly rents and an increase in overall occupancy. (See table on previous page.)

As described in the Statements of Income, total operating expenses decreased $127,489, or 4.5%, to $2,713,973 in 1999, as compared to $2,841,462 in 1998. The decrease was the result of lower interest payments on the Partnership's mortgage debt.

As a result of the foregoing factors, net income increased to $483,998 as of March 31, 1999 from $196,999 as of March 31, 1998.


MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $51,418. Expenses of $71,084 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $19,666, generated by interest on the Partnership's cash reserves and transfer fees. The equivalent figures for the first quarter of 1998 were $87,326, $89,236 and $1,910, respectively.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit Number                Description
                           --------------                -----------
                               27                        Financial Data Schedule

                  (b)  Reports on Form 8-K
                         There were no reports filed on Form 8-K during the three months ended March 31, 1999.

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


                 Uniprop Manufactured Housing Communities
                 Income Fund II, a Michigan Limited Partnership

                BY:     Genesis Associates Limited Partnership,
                        General Partner

                        BY:      Uniprop, Inc.,
                                 its Managing General Partner


                                 By: /s/ Paul M. Zlotoff
                                     -----------------------
                                     Paul M. Zlotoff, President


                                 By: /s/ Gloria A. Koster
                                     ------------------------
                                     Gloria A. Koster,  Principal Financial
                                     Officer



Dated: May 14, 1999

                                  EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

         27                                 Financial Data Schedule