Form 10-Q
period 1999-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1999-08-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 1999 Commission File No. 0-16701





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



                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets
          June 30, 1999 (Unaudited) and
          December 31, 1998                                                   3

          Statements of Income
          Six months ended June 30, 1999
          and 1998 and Three months ended
          June 30, 1999 and 1998 (Unaudited)                                  4

          Statements of Cash Flows
          Six months ended June 30, 1999
          and 1998 (Unaudited)                                                5

          Notes to Financial Statements
          June 30, 1999 (Unaudited)                                           6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                       7

PART II   OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                                                            JUNE 30, 1999                    DECEMBER 31, 1998
                                                                                  -------------                    -----------------
                                                                                    (UNAUDITED)

Properties:                                                                         $11,644,103                         $11,644,103
  Land                                                                               49,597,570                          49,421,935
  Buildings And Improvements                                                            446,733                             400,872
  Furniture And Fixtures                                                              2,216,455                           2,100,666
  Manufactured Homes                                                                -----------                         -----------
                                                                                     63,904,861                          63,567,576

                                                                                     19,729,413                          18,819,413
  Less Accumulated Depreciation                                                     -----------                         -----------
                                                                                     44,175,448                          44,748,163

                                                                                      2,390,034                           2,482,314
Cash And Cash Equivalents                                                               607,800                             622,800
Unamortized Finance Costs                                                             1,282,261                             981,346
Other Assets                                                                        -----------                         -----------

                                                                                    $48,455,543                         $48,834,623
Total Assets                                                                        -----------                         -----------

LIABILITIES                                                                      JUNE 30, 1999                    DECEMBER 31, 1998
                                                                                 -------------                    -----------------
                                                                                  (UNAUDITED)

 Accounts Payable                                                                $   310,110                            $   322,340
 Other Liabilities                                                                 1,022,898                                876,996
 Notes Payable                                                                    29,740,839                             29,915,975
                                                                                 -----------                            -----------

Total Liabilities                                                                $31,073,847                            $31,115,311

Partners' Equity:
  General Partner                                                                    250,363                                242,012
   Unit Holders                                                                   17,131,333                             17,477,300

Total Partners' Equity                                                            17,381,696                             17,719,312
                                                                                 -----------                            -----------

Total Liabilities And
  Partners' Equity                                                               $48,455,543                            $48,834,623
                                                                                 -----------                            -----------


                        See Notes to Financial Statements
                                        3

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF INCOME                                                        SIX MONTHS ENDED                  THREE MONTHS ENDED
            (UNAUDITED)                                            JUNE 30, 1999    JUNE 30, 1998      JUNE 30, 1999   JUNE 30, 1998
                                                                   -------------    -------------      -------------   -------------

Income:
  Rental Income                                                        $5,945,409       $5,707,802       $2,975,210       $2,856,394
  Other                                                                   359,557          391,216          131,785          204,163
                                                                       ----------       ----------       ----------       ----------

Total Income                                                           $6,304,966       $6,099,018       $3,106,995       $3,060,557
                                                                       ----------       ----------       ----------       ----------

Operating Expenses:
  Administrative Expenses
  (Including $313,424, $300,757, $156,783 And $150,411
   In Property Management Fees Paid
  To An Affiliate For The Six and Three Month Periods
  Ended June 30, 1999 and 1998
   Respectively)                                                        1,562,023        1,718,029          749,953          892,338
  Property Taxes                                                          478,482          471,399          239,754          236,136
  Utilities                                                               439,727          498,529          183,611          260,393
  Property Operations                                                   1,106,514          787,388          639,630          379,374
  Depreciation And Amortization                                           925,000          920,000          462,500          460,000
  Interest                                                                958,130        1,340,017          480,455          665,659
                                                                       ----------       ----------       ----------       ----------

Total Operating Expenses                                               $5,469,876       $5,735,362       $2,755,903       $2,893,900
                                                                       ----------       ----------       ----------       ----------

Net Income                                                             $  835,090       $  363,656       $  351,092       $  166,657
                                                                       ----------       ----------       ----------       ----------

Income Per Unit:                                                       $     0.25       $     0.11       $     0.11       $     0.05

Distribution Per Unit:                                                 $     0.36       $     0.34       $     0.18       $     0.17

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 1999 And 1998                                                 3,303,387        3,303,387        3,303,387        3,303,387


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30, 1999            JUNE 30, 1998
                                                                                              -------------            -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                                            $   835,090              $   363,656

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                                     910,000                  896,000
  Amortization                                                                                      15,000                   24,000
(Increase) Decrease In Other Assets From Operations                                               (300,915)                  70,307
  Increase  (Decrease) In Accounts Payables                                                        (12,230)                  23,368
  Increase (Decrease) Other Liabilities From Operations                                            145,902                 (276,036)
                                                                                               -----------              -----------

Total Adjustments                                                                                  757,757                  737,639
                                                                                               -----------              -----------

    Net Cash Provided By (Used In)
      Operating Activities                                                                       1,592,847                1,101,295
                                                                                               -----------              -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                                            (337,285)                (277,263)
   Sale of Fixed Assets                                                                                  0                  (20,737)
   Payment On Mortgage                                                                            (175,136)                       0
                                                                                               -----------              -----------

    Net Cash Provided By (Used In)
      Investing Activities                                                                        (512,421)                (298,000)
                                                                                               -----------              -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                                                     (1,172,706)              (1,123,152)
                                                                                               -----------              -----------

Net Cash Provided By (Used In)
  Financing Activities                                                                          (1,172,706)              (1,123,152)
                                                                                               -----------              -----------

Increase (Decrease) In Cash                                                                        (92,280)                (319,857)
Cash, Beginning                                                                                  2,482,314                1,630,552
                                                                                               -----------              -----------

Cash, Ending                                                                                   $ 2,390,034              $ 1,310,695
                                                                                               -----------              -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1999, the related statements of income and statements of cash flow for the periods ended June 30, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                             SIX MONTHS ENDED                     THREE MONTHS ENDED
                                    JUNE  30, 1999    JUNE  30, 1998        JUNE 30, 1999    JUNE 30, 1998
                                    --------------    --------------        ------------     ------------

Property management fee
to Uniprop, Inc.:                     $313,424          $300,757              $156,783         $150,411

                                       -6-

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. On August 20, 1998, the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage Corporation (the "Refinancing").

Liquidity

As a result of the Refinancing, seven of the Partnership's nine properties are mortgaged. At the time of the Refinancing, the aggregate principal amounts due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership's mortgaged properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership more than ten years and the General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $813,592 for the quarter ending June 30, 1999. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations, the General Partner has decided to distribute $611,127, or 4.3%, on an annualized basis, to the Unit Holders. The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. For the quarter ended June 30, 1999, the Partnership added $202,466 to cash reserves. During the same quarter in 1998, the Partnership added $65,081 to cash reserves. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 93.8%, (3,122/3,330 sites), versus 93.2% (3,104/3,330) for June 1998. The average monthly homesite rent as of June 30, 1999 was approximately $353, versus $342, an increase of 3.2% from June 1998.


                                                                    TOTAL             OCCUPIED             OCCUPANCY         AVERAGE
                                                                   CAPACITY             SITES                RATE            RENT
Ardmor Village                                                       339                 329                 97.1%             $ 325
Camelot Manor                                                        335                 323                 96.4                324
Country Roads                                                        312                 295                 94.6                253
Dutch Hills                                                          278                 269                 96.8                327
El Adobe                                                             371                 355                 96.7                404
Paradise Village                                                     611                 510                 83.1                291
Stonegate Manor                                                      308                 301                 97.7                332
Sunshine Village                                                     356                 334                 93.8                434
West Valley                                                          420                 406                 96.4                450
                                                                   -----               -----                -----              -----
Total on 6/30/99                                                   3,330               3,122                 93.8%             $ 353
Total on 6/30/98:                                                  3,330               3,104                 93.2%             $ 342

                                      -8-

                                                              GROSS REVENUES                                NET OPERATING
                                                                                                               INCOME
                                                      6/30/99              6/30/98                   6/30/99              6/30/98

Ardmor Village                                      $   307,662          $   317,444               $   176,034          $   149,879
Camelot Manor                                           293,915              286,236                   129,204              139,658
Country Roads                                           218,758              212,915                    57,668               44,623
Dutch Hills                                             246,762              237,784                   124,115              117,772
El Adobe                                                431,742              418,692                   269,602              261,764
Paradise Village                                        379,224              345,288                    67,239               58,551
Stonegate Manor                                         288,380              271,971                   148,916              119,389
Sunshine Village                                        366,410              398,266                   208,749              245,504
West Valley                                             559,835              568,359                   364,091              371,239
                                                    -----------          -----------               -----------          -----------
                                                    $ 3,092,688          $ 3,056,955               $ 1,545,618          $ 1,508,389

Partnership Management:                                  14,307                3,602                   (59,824)            (127,289)

Other Non Recurring expenses:                              --                   --                    (191,747)             (88,774)

Debt Service:                                                                                         (480,455)            (665,659)

Depreciation and Amortization:                             --                   --                    (462,500)            (460,000)
                                                    -----------          -----------               -----------          -----------
                                                    $ 3,106,995          $ 3,060,557               $   351,092          $   166,657

COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

Gross revenues increased $46,438, or 1.5%, to $3,106,995 in 1999, as compared to $3,060,557 in 1998. The increase was the result of the increase in average monthly rents and an increase in overall occupancy. (See table on previous page.)

As described in the Statements of Income, total operating expenses decreased $137,997, or 4.8%, to $2,755,903 in 1999, as compared to $2,893,900 in 1998. The decrease is the result of lower administrative expenses, lower utility expenses and lower debt service payments.

As a result of the foregoing factors, net income increased to $351,092 for the quarter ended June 30, 1999 from $166,657 for the quarter ended June 30, 1998.

MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $59,824. Expenses of $74,131 (data processing, accounting and legal expenses, appraisals and wages to employees of the Partnership) were offset by gross income of $14,307, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the second quarter of 1998 were $127,289, $130,891 and $3,602, respectively.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits

                         Exhibit Number            Description
                         --------------            -----------
                              27                   Financial Data Schedule

                   (b)  Reports on Form 8-K
                          There were no reports filed on Form 8-K during the three months ended June 30, 1999.

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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:  Genesis Associates Limited Partnership,
                         General Partner

                         BY:  Uniprop, Inc.,
                              its Managing General Partner


                              By: /s/ Paul M. Zlotoff
                                  ---------------------------------------------
                                  Paul M. Zlotoff, President



                              By: /s/ Gloria A. Koster
                                 ----------------------------------------------
                                  Gloria A. Koster,  Principal Financial Officer



Dated: August 12, 1999
                                      -11-

                                  EXHIBIT INDEX


Exhibit
  No.                              Description                             Page
-------                            ------------                         --------

  27                                   Financial Data Schedule