Form 10-Q
period 1999-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 1999-11-15
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended September 30, 1999     Commission File No. 0-16701



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

                                      INDEX
                                                                         Page
PART I       FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Balance Sheets
             September 30, 1999 (Unaudited) and
             December 31, 1998                                            3

             Statements of Income
             Nine months ended September 30, 1999
             and 1998 and Three Months ended
             September 30, 1999 and 1998 (Unaudited)                      4

             Statements of Cash Flows
             Nine months ended September 30, 1999
             and 1998 (Unaudited)                                         5

             Notes to Financial Statements
             September 30, 1999 (Unaudited)                               6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                7

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           10

PART II      OTHER INFORMATION

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            10

    UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                 A MICHIGAN LIMITED PARTNERSHIP

                         BALANCE SHEETS


ASSETS                                      SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                            ------------------                  -----------------
                                               (UNAUDITED)
Properties:
  Land                                      $       11,644,103                  $      11,644,103
  Buildings And Improvements                        49,707,927                         49,421,935
  Furniture And Fixtures                               451,670                            400,872
  Manufactured Homes                                 2,162,583                          2,100,666
                                            ------------------                  -----------------
                                                    63,966,283                         63,567,576

  Less Accumulated Depreciation                     20,184,413                         18,819,413
                                            ------------------                  -----------------
                                                    43,781,870                         44,748,163

Cash And Cash Equivalents                            2,569,668                          2,482,314
Unamortized Finance Costs                              600,314                            622,800
Other Assets                                         1,430,684                            981,346
                                            ------------------                  -----------------

Total Assets                                $       48,382,536                  $      48,834,623
                                            ------------------                  -----------------



LIABILITIES                                 SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                            ------------------                  -----------------
                                                 (UNAUDITED)

 Accounts Payable                           $          387,863                  $         322,340
 Other Liabilities                                   1,202,635                            876,996
 Notes Payable                                      29,654,183                         29,915,975
                                            ------------------                  -----------------

Total Liabilities                           $       31,244,681                  $      31,115,311

Partners' Equity:
  General Partner                                      254,036                            242,012
   Unit Holders                                     16,883,819                         17,477,300

Total Partners' Equity                              17,137,855                         17,719,312
                                            ------------------                  -----------------

Total Liabilities And
  Partners' Equity                          $       48,382,536                  $      48,834,623
                                            ------------------                  -----------------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF INCOME                                                         NINE MONTHS ENDED             THREE MONTHS ENDED
    (UNAUDITED)                                                      SEPT. 30, 1999   SEPT. 30, 1998 SEPT. 30, 1999  SEPT. 30, 1998
                                                                     --------------   -------------- --------------  --------------
Income:
  Rental Income                                                      $    8,938,928   $    8,652,931 $    2,993,519  $    2,945,129
  Other                                                                     552,777          626,757        193,220         235,541
  R Security Income                                                               0          151,075              0         151,075
                                                                     --------------   -------------- --------------  --------------

Total Income                                                         $    9,491,705   $    9,430,763 $    3,186,739  $    3,331,745
                                                                     --------------   -------------- --------------  --------------

Operating Expenses:
  Administrative Expenses
   (Including $472,050 and $457,304, in Property Management
   Fees Paid to an Affiliate for the Nine Month Period Ending
   Sept. 30, 1999 and 1998, Respectively, and $158,626 and $156,547
   in Property Management Fees Paid to an Affiliate for the
  Three Month Period Ending Sept. 30, 1999 and 1998,
  Respectively)                                                           2,544,445        2,679,039        982,422         961,010
  Property Taxes                                                            717,357          706,869        238,875         235,464
  Utilities                                                                 706,738          747,219        267,011         248,690
  Property Operations                                                     1,495,180        1,196,644        388,666         409,256
  Depreciation And Amortization                                           1,387,500        1,386,082        462,500         466,082
  Interest                                                                1,438,107        1,912,926        479,977         572,909
                                                                     --------------   -------------- --------------  --------------

Total Operating Expenses                                             $    8,289,327   $    8,628,779 $    1,837,029  $    1,932,401
                                                                     --------------   -------------- --------------  --------------

Net Income                                                           $    1,202,378   $      801,984 $    1,349,710  $    1,399,344
                                                                     --------------   -------------- --------------  --------------

Income Per Unit:                                                     $         0.36   $         0.24 $         0.11  $         0.13

Distribution Per Unit:                                               $         0.54   $         0.51 $         0.19  $         0.17

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 Sept. 30, 1999 And 1998                                                  3,303,387        3,303,387      3,303,387       3,303,387

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                   ------------------         ------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                $        1,202,378         $          801,990

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                              1,365,000                  1,344,000
  Amortization                                                                 22,500                     42,082
(Increase) Decrease In Other Assets From Operations                          (449,352)                 1,574,850
  Increase  (Decrease) In Accounts Payables                                    65,523                    434,701
  Increase (Decrease) Other Liabilities From Operations                       325,639                   (432,735)
                                                                   ------------------         ------------------

Total Adjustments                                                           1,329,310                  2,962,898
                                                                   ------------------         ------------------

    Net Cash Provided By (Used In)
      Operating Activities                                                  2,531,688                  3,764,888
                                                                   ------------------         ------------------

Cash Flows From Investing Activities:
   Redemption of Marketable Securities                                              0                    775,859
  Capital Expenditures                                                       (398,707)                  (410,749)
   Sale of Fixed Assets                                                             0                    189,319
   Payment On Mortgage                                                       (261,792)                   (45,000)
                                                                   ------------------         ------------------

    Net Cash Provided By (Used In)
      Investing Activities                                                   (660,499)                   509,429
                                                                   ------------------         ------------------

Cash Flows From Financing Activities:
  Distributions To Partners                                                (1,783,835)                (1,684,728)
                                                                   ------------------         ------------------

Net Cash Provided By (Used In)
  Financing Activities                                                     (1,783,835)                (1,684,728)
                                                                   ------------------         ------------------

Increase (Decrease) In Cash                                                    87,354                  2,589,589
Cash, Beginning                                                             2,482,314                  1,630,552
                                                                   ------------------         ------------------

Cash, Ending                                                       $        2,569,668         $        4,220,141
                                                                   ------------------         ------------------

                        See Notes to Financial Statements
                                       -5-

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1999, the related statements of income and statements of cash flow for the periods ended September 30, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                              NINE  MONTHS ENDED                     THREE MONTHS ENDED
                                    SEPT.  30, 1999   SEPT.  30, 1998  SEPT. 30,1999    SEPT. 30,1998
                                    ---------------   ---------------  -------------    -------------
Property management fee
to Uniprop, Inc.:                   $       472,050   $      457,304   $     158,626    $     156,547

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The capital resources of Uniprop Manufactured Housing Communities Income Fund II (the "Partnership") consist primarily of its nine manufactured home communities. On August 20, 1998 the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage (the "Refinancing").

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

Partnership liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were expected to be sold or financed within seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least ten years and they were refinanced approximately 10 years after their acquisition. Genesis Associates Limited Partnership (the "General Partner"), may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $829,788 for the quarter ending September 30, 1999. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations for the third quarter of 1999, the General Partner has decided to distribute $627,644, or 4.4%, on an annualized basis, to the Unit Holders. The General Partner will continue to monitor on-going Distributable Cash from Operations generated by the Partnership during the coming quarters. If Distributable Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of September 30, 1999, the Partnership added $202,166 to cash reserves. During the same quarter in 1998, the Partnership added $271,024 to cash reserves. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 93.2%, (3,102/3,330 sites), versus 93.9% (3,126/3,330) for September 1998. The average monthly homesite rent as of September 30, 1999 was approximately $356, versus $346, an increase of 2.9% from September 1998.

                           TOTAL            OCCUPIED          OCCUPANCY        AVERAGE
                           CAPACITY         SITES             RATE             RENT
Ardmor Village               339              327             96.5%             $329
Camelot Manor                335              327             97.6               327
Country Roads                312              293             93.9               253
Dutch Hills                  278              270             97.1               329
El Adobe                     371              348             94.8               403
Paradise Village             611              508             82.7               291
Stonegate Manor              308              298             96.8               334
Sunshine Village             356              329             92.4               434
West Valley                  420              402             95.5               467
                           -----            -----             ----              ----

Total on 9/30/99:          3,330            3,102             93.2%             $356
Total on 9/30/98:          3,330            3,126             93.9%             $346

                                        GROSS REVENUES               NET OPERATING
                                                                        INCOME
                                   9/30/99         9/30/98        9/30/99       9/30/98
Ardmor Village                   $   345,088    $   298,044    $   171,234    $   193,707
Camelot Manor                        290,972        286,259        118,048        128,252
Country Roads                        208,169        212,653         18,312        (13,030)
Dutch Hills                          245,018        240,935        110,655        128,999
El Adobe                             440,484        443,717        281,685        276,682
Paradise Village                     361,163        385,047         32,845         67,206
Stonegate Manor                      280,787        281,105        123,278        144,995
Sunshine Village                     426,171        384,805        292,181        227,375
West Valley                          575,544        599,570        349,791        405,860
                                 -----------    -----------    -----------    -----------
                                   3,173,396      3,132,135      1,498,029      1,560,046

Partnership Management:               13,343        151,075        (28,770)        94,578

Other Non Recurring expenses:           --             --         (159,494)      (177,299)

Debt Service:                                                     (479,977)      (572,909)

Depreciation and Amortization:          --             --         (462,500)      (466,082)
                                 -----------    -----------    -----------    -----------
                                 $ 3,186,739    $ 3,283,210    $   367,288    $   438,334

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 TO QUARTER ENDED
SEPTEMBER 30, 1998

Gross revenues decreased $96,471, or 2.9%, to $3,186,739 in 1999, as compared to $3,283,210 in 1998. The decrease was the primarily the result of the absence of the "R" Security income. During the third quarter of 1998, the Partnership recognized income of $151,075 (which was net of a write-off of $868,000 in related, deferred financing costs) representing the liquidation of the "R" Security.

As reflected in the Statements of Income, total operating expenses decreased $73,960, or 2.6%, to $2,819,451 in 1999, as compared to $2,893,411 in 1998. The decrease in total operating expenses was primarily the result of lower interest associated with the Partnership's mortgage debt on seven of its nine properties.

As a result of the foregoing factors, net operating income decreased to $367,288 for the quarter ended September 30, 1999 from $438,334 for the quarter ended September 30, 1998.


MANAGEMENT EXPENSES

Net Partnership management expenses for the quarter amounted to $28,770. Expenses of $42,113 (data processing, accounting and legal expenses, appraisal fees and wages to employees of the Partnership) were offset by gross income of $13,343, generated by interest on the Partnership's reserves and transfer fees. The equivalent figures for the third quarter of 1998 were $56,497, $105,032 and $1,067,610, respectively. The gross income in 1998 was inflated by $1,019,075, which was the result of the 1998 Refinancing.

ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Not applicable, because the Partnership does not hold any financial instruments subject to market risk.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                       Exhibit Number            Description
                             27                  Financial Data Schedule

               (b)  Reports on Form 8-K
                       There were no reports filed on Form 8-K during the three months ended September 30, 1999.

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


               Uniprop Manufactured Housing Communities
               Income Fund II, a Michigan Limited Partnership

               BY:     Genesis Associates Limited Partnership,
                       General Partner

                       BY:     Uniprop, Inc.,
                               its Managing General Partner


                               By: /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, President



                               By: /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer

Dated: November 15, 1999

                                  EXHIBIT INDEX


Exhibit
   No.                              Description                         Page

   27                               Financial Data Schedule