Form 10-K
period 1999-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2000-03-29
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 0-16701


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


                                Yes [X] No [ ]


As of March 1, 2000, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 2000 appraisal of Partnership properties), was approximately $48,658,384.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

                                     PART I



         This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

         The Partnership filed an S-11 Registration Statement in November 1986, which was declared effective by the Securities and Exchange Commission on December 23, 1986. The Partnership thereafter sold 3,303,387 units (the "Units") of beneficial assignment of limited partnership interest representing capital contributions by unit holders (the "Unit Holders") to the Partnership of $20 per unit. The sale of all 3,303,387 Units was completed in December 1987, generating $66,067,740 of contributed capital to the Partnership.

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

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

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

Governmental Regulations

         The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village, Country Roads and Paradise Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida Properties of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property from any party that it is considering or negotiating with, it must notify any such homeowners association that it has received an offer, state to the homeowners association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan, Minnesota and Nevada, where its operations are conducted.

Employees

         The Partnership employs two part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc.

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

         Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. In January 1990, the Partnership did begin acquiring some homes in conjunction with its home purchase/lease program for Country Roads and Paradise Village. Each of the Properties has a community center, which includes offices, meeting rooms and game rooms. The Ardmor Village community includes a resident manager's apartment. Country Roads has a 1,200 square foot rental cottage. Each of the Properties, except Stonegate Manor, has a swimming pool. Several of the Properties also have laundry rooms, playground areas, garage and maintenance areas and recreational vehicle or boat storage areas.

The table below contains certain information concerning the Partnership's nine properties.



----------------------------------------------------------------------------------------------------------------
PROPERTY NAME                                                                                     NUMBER
AND LOCATION                               YEAR CONSTRUCTED            ACREAGE                   OF SITES
------------                               ----------------            -------                   --------
----------------------------------------------------------------------------------------------------------------
Ardmor Village
Cedar Avenue S.
Lakeville, MN                                    1974                     74                        339

Camelot Manor
South Division
Grand Rapids, MI                                 1973                     57                        335

Country Roads
Townsend Road
Jacksonville, FL                                 1967                     37                        312

Dutch Hills
Upton Road
Haslett, MI                                      1975                    42.8                       278

El Adobe
N. Lamb Blvd.
Las Vegas, NV                                    1975                     36                        371

Paradise Village
Paradise Drive
Tampa, FL                                        1971                     91                        611

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                                      1968                    43.6                       308

Sunshine Village
Southwest 5th St.
Davie, FL                                        1972                     45                        356

West Valley
W. Tropicana Ave
Las Vegas, NV                                    1972                     53                        420
----------------------------------------------------------------------------------------------------------------


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders and Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and

Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% of the then outstanding interests. No matters were submitted to Unit Holders for vote during 1999.


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

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2000, the Properties were appraised at an aggregate fair market value of $80,650,000. Assuming a sale of the nine properties in March 2000, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $48,658,384 or $14.72 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2000, the Partnership had approximately 4,675 Unit Holders.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 1999, 1998, 1997, 1996 and 1995:



                                  FISCAL YEAR         FISCAL YEAR        FISCAL YEAR      FISCAL YEAR       FISCAL YEAR
                                     ENDED               ENDED              ENDED            ENDED             ENDED
                                   DECEMBER            DECEMBER            DECEMBER         DECEMBER          DECEMBER
                                   31, 1999            31, 1998            31, 1997         31, 1996          31, 1995
                                   --------            --------            --------         --------          --------
Total Assets                       $47,525,657         $48,834,623        $52,652,238      $53,583,381       $ 53,583,381
                                   ===========         ===========        ===========      ===========       ============

Long Term
Debt                               $29,572,116         $29,915,975        $30,045,000      $30,025,487       $ 29,894,581
                                   ===========         ===========        ===========      ===========       ============

Income                              12,718,010          12,419,636         11,922,526       11,250,156         11,210,541
Operating Expenses                 (11,077,253)        (11,488,193)       (10,755,270)     (10,854,181)       (10,670,390)
                                   -----------         -----------        -----------      -----------        -----------
Extraordinary Item:                $ 1,640,757         $   931,443        $ 1,167,256      $   395,975        $   540,151
Extraordinary Item:                          -             250,998                  -                -                  -
                                   -----------         -----------        -----------      -----------        -----------

Net Income:                        $ 1,640,757         $ 1,182,441        $ 1,167,256      $   395,975        $   395,975
                                   ===========         ===========        ===========      ===========       ============

Distributions to Unit
Holders,
per Unit:                          $       .73         $      1.43        $       .64      $       .54        $       .66
Income per Unit:
Before Extra. Item                 $       .50         $       .28        $       .35      $       .12        $       .16
Extraordinary Item                           -                 .08                  -                -                  -

Weighted average
Number of Units
Outstanding:                         3,303,387           3,303,387          3,303,387        3,303,387          3,303,387



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

         The Partnership had no capital expenditure commitments as of December 31, 1999 and does not anticipate any during the next fiscal year.

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

          The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build capital reserves. As of December 31, 1999, the Partnership had $2,821,681 in reserves.

         In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), restored the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

         For the year ended December 31, 1999, the Partnership made distributions to the Unit Holders of $2,411,473, which is equal, on an annualized basis, to 4.3% on their adjusted capital contributions, or $.73 per $17.11 Unit. Distributions paid to Unit Holders in 1998 totaled $4,723,832, (of which $2,543,608 was the result of the liquidation of the Class D and R certificates, which were issued as a result of the original 1993 financing transaction), and $2,114,171 in 1997.

         The distributions paid in 1999 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $3,240,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 1999 was approximately $18,864,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 1999, the unpaid amount to be distributed to the General Partner was approximately $7,100,000.

Net Income

         For the years ended December 31, 1999, 1998 and 1997, income before extraordinary item was $1,640,757, $931,443 and $1,167,256 on total revenues of $12,718,010, $12,419,636 and $11,922,526, respectively. The increase in 1999 from 1998 was due primarily to lower operating expenses, specifically the reduction in interest paid on the Partnership's mortgage debt. The decrease from 1997 to 1998 was due primarily to property operating expenses, which increased approximately $707,000, whereas total revenues increased only $497,000.

         Net income plus depreciation and amortization less distributions to Unit Holders, was $1,072,491, ($1,694,214) and $903,864, for the years ended December 31, 1999, 1998 and 1997, respectively. The shortfall reflected in 1998 was funded with proceeds from the liquidation of the Class D and R Certificates.

Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves, interest on funds awaiting distribution, and certain non-recurring income) were $213,440 in 1999, $413,691 in 1998 and $155,024 in 1997.

         The decrease in Partnership management expenses from 1998 to 1999 was due to the absence of costs associated with the proxy completed in 1998. The increase in Partnership management expenses from 1997 to 1998, again, was due to costs associated with the 1998 proxy.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 92.8% (3,090/3,330 sites) as of December 1999, versus 93.4% in December 1998, and 92.5% in December 1997. The average monthly rent was approximately $357 per home site in December 1999, versus $348 in December 1998 and $333 in December 1997, an increase each year of 2.6% and 4.5%, respectively.



                                  TOTAL
                                  SITES           OCCUPIED SITES              OCCUPANCY RATE                AVERAGE RENT

                                              1999     1998     1997     1999     1998      1997      1999     1998      1997
                                              ----     ----     ----     ----     ----      ----      ----     ----      ----
Ardmor Village                       339       335      329      326      98.8%    97.1%    96.2%     $333     $319      $306
Camelot Manor                        335       323      321      323      96.4     95.8      96.4      331      320       308
Country Roads                        312       283      287      288      90.7     92.0      92.3      253      240       225
Dutch Hills                          278       269      261      260      96.8     93.9      93.5      331      321       309
El Adobe                             371       344      363      366      93.7     97.8      98.7      404      384       374
Paradise Village                     611       504      504      480      82.1     82.5      78.6      291      297       282
Stonegate Manor                      308       302      295      293      98.1     95.8      95.1      336      326       312
Sunshine Village                     356       327      336      326      91.9     94.4      91.6      434      418       399
West Valley                          420       403      415      418      95.7     98.8      99.5      467      449       429
                                     ---       ---      ---      ---      ----     ----      ----      ---      ---       ---

Overall                            3,330     3,090    3,111    3,080     92.8%    93.4%     92.5%     $357     $348      $333

         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1999, 1998 and 1997.



                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                                AND NET INCOME


                                          1999            1998             1997           1999          1998             1997
                                          ----            ----             ----           ----          ----             ----
Ardmor Village                      $1,267,773      $1,241,339       $1,129,735     $  614,910    $  664,873       $  523,625
Camelot Manor                        1,172,434       1,131,841        1,123,127        508,750       519,695          614,242
Country Roads                          864,405         836,800          763,727        284,374        43,923          109,568
Dutch Hills                            989,591         958,776          918,958        487,671       500,881          481,335
El Adobe                             1,748,554       1,731,799        1,646,510      1,128,435     1,137,530        1,051,448
Paradise Village                     1,570,490       1,448,095        1,460,543        248,023       297,217          326,009
Stonegate Manor                      1,146,597       1,110,040        1,035,924        568,042       544,209          578,851
Sunshine Village                     1,595,829       1,547,644        1,513,820        913,078       950,739          901,389
West Valley                          2,288,155       2,326,778        2,240,418      1,458,086     1,548,420        1,510,414
                                   -----------      ----------       ----------     ----------    ----------       ----------
                                    12,643,828      12,333,112       11,832,762      6,211,369     6,207,487        6,096,881
Partnership
 Mgmt.                                  74,182          86,524           89,764       (213,440)     (413,691)        (155,024)


Extinguisment of Debt                                                                       -        250,998               -

Other nonrecurring
Expenses                                                                              (578,247)     (589,597)        (262,257)



Debt Service                                                                        (1,935,712)   (2,425,579)      (2,661,565)

Depreciation and
Amortization                                                                        (1,843,213)   (1,847,177)      (1,850,779)
                                   -----------      ----------       ----------     ----------    ----------       ----------
TOTAL:                            $12,718,010      $12,419,636      $11,922,526     $1,640,757    $1,182,441       $1,167,256
                                  ===========      ===========      ===========     ==========    ==========       ==========


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Gross revenues increased $298,374, or 2.4%, to $12,718,010 in 1999, compared to $12,419,636 in 1998. The increase is primarily the result of an increase in rental income due to higher average monthly rents. (See table on previous page).

         As described in the Statements of Income, the Partnership's operating expenses decreased $410,940, or 3.6%, to $11,077,253 in 1999, compared to $11,488,193 in 1998. The decrease in due primarily to lower interest expense associated with the Partnership's mortgage debt and lower administrative expenses due to the absence of costs associated with the 1998 proxy.

         As a result of the foregoing factors, net income increased from $1,182,441 in 1998 to $1,640,757 in 1999.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Gross revenues increased $497,110, or 4.2%, to $12,419,636 in 1998, compared to $11,922,526 in 1997. The increase was primarily the result of higher average occupancy and an increase in rental income due to higher average monthly rents. (See table on previous page.)

         As described in the Statements of Income, the Partnership's operating expenses increased $707,033, or 16.3%, to $5,054,906 in 1998, compared to $4,347,873 in 1997. The increase is due primarily to increases in marketing expenses, repairs and maintenance to the Properties, and wages. The Partnership's administrative expenses also increased $234,784, or 23.5%, to $1,233,734 in 1998, compared to $998,950 in 1997. The increase in administrative expenses is due to costs associated with the proxy completed in 1998.

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

Year 2000 Costs

         The Partnership's significant business relations with external parties, including its banking and vendor relations, along with its information systems were fully "Year 2000" compliant and therefore, there were no adverse effects related to "Year 2000".

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

         The Partnership is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

         Note Payable: At December 31, 1999 the Partnership had a note payable outstanding in the amount of $29,572,116. Interest on this note is at a fixed rate of 6.37% through March 2009.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 1999, 1998 and 1997, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any officers or directors. The General Partner, Genesis Associates Limited Partnership, is a Michigan limited partnership which has two general partners, Uniprop, Inc., the managing General Partner, and Paul M. Zlotoff.

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 50, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Charles Soberman, 50, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 46, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

         Roger Zlotoff, 38, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

         Paul M. Zlotoff and Roger Zlotoff are brothers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership is a limited partnership duly formed pursuant to the Uniform Limited Partnership Act, as amended, of the State of Michigan. The General Partner, Genesis Associates Limited Partnership, is vested with full authority as to the general management and supervision of business and the other affairs of the Partnership, subject to certain constraints in the partnership agreement and consulting agreement. Unit holders and/or Limited Partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. To the knowledge of the Partnership, no person owns of record or beneficially, more than five percent of the Partnership's Units.

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

         The Partnership will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its incentive management interest from operations because distributions were approximately $3,240,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of incentive management interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 1999, approximately $500,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated incentive management interest as of December 1999 was approximately $7,100,000. The actual incentive management interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of incentive management interest could be made to the General Partner until the 10% cumulative preferred return of approximately

$18,864,000, as of December 31, 1999, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

         The Partnership must also pay an incentive management interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No incentive management interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 1999. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

         Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $631,175: Ardmor Village, $63,248; Camelot Manor, $58,604; Country Roads, $43,724; Dutch Hills, $49,454; El Adobe, $87,309; Paradise Village, $77,699;
Stonegate Manor, $57,232; Sunshine Village, $79,509; and West Valley, $114,396. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

         Certain employees of affiliates of the General Partner were paid an aggregate of $208,593 during 1999 to perform local property management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   Financial Statements

         (1) The following financial statements and related documents are filed with this report:

               (i)    Report of Independent Certified Public Accountants

               (ii)   Balance Sheets as of December 31, 1999 and 1998

               (iii)  Statements   of  Income  for  the  fiscal  years  ended
                      December 31, 1999, 1998 and 1997

               (iv) Statements of Partners' Equity for the fiscal years ended December 31, 1999, 1998 and 1997

               (v) Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997

         (2) The following financial statement schedule is file with this report:

                      Schedule III - Real Estate and Accumulated Depreciation
                                     for the fiscal years ended December 31,
                                     1999, 1998 and 1997

         (3)   Exhibits

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

         3(a)  Certificate of Limited Partnership for the Partnership

         3(b)  Uniprop Income Fund II Agreement of Limited Partnership

         4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

         10(a) Form of Management Agreement between the Partnership and Uniprop,
               Inc.

         10(b) Form of Consulting Agreement among the Partnership, the General Partner and Consultant

         (b)      Reports on Form 8-K

         The Partnership did not file any Forms 8-K during the fourth quarter of 1999.

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

         10(e) Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc.(As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

         The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

         2 Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMACCM.

         The following exhibits are attached to this Report:

         10(f) First Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

         27       Financial Data Schedule

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2000

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

                               Uniprop Manufactured Housing Communities
                               Income Fund II, a Michigan Limited Partnership

                               BY:  Genesis Associates Limited Partnership,
                                    General Partner

                                    BY:  Uniprop, Inc., Managing General Partner


                                         By: /s/ Paul M. Zlotoff
                                            -------------------------
                                            Paul M. Zlotoff, Chairman
Dated:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gloria A. Koster                  By: /s/ Paul M. Zlotoff
   --------------------------------           --------------------------------
   Gloria A. Koster                           Paul M. Zlotoff, Chairman and
                                              Director of Uniprop, Inc.
   (Chief Financial Officer of                (Principal Executive Officer)
   Uniprop, Inc.)

Dated:  March 30, 2000                    Dated: March 30, 2000
By: /s/ Susann Szepytowski
    --------------------------------
   Susann Szepytowski
   (Controller of Uniprop, Inc.)

Dated:  March 30, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION                              METHOD OF FILING                             PAGE
------              -----------                              ----------------                             ----
2                   Mortgage  Notes,  made on August 20,     Incorporated  by  reference  to the Form
                    1998 between  Uniprop Income Fund II     8-K filed on September 8, 1998.
                    and GMACCM

3(a)
                                                             Incorporated  by  reference  to the S-11
                    Certificate  of Limited  Partnership     Registration     Statement     of    the
                    for the Partnership                      Partnership filed November 12,  1986, as
                                                             amended  on   December   22,   1986  and
                                                             January 16,   1987  (the   "Registration
                                                             Statement").

 3(b)               Uniprop  Income Fund II Agreement of     Incorporated   by   reference   to   the
                    Limited Partnership                      Registration Statement.

 4(a)               First  Amendment  to Uniprop  Income     Incorporated   by   reference   to   the
                    Fund   II   Agreement   of   Limited     Registration Statement.
                    Partnership (April 1, 1987)


 4(b)               Form   of   Beneficial    Assignment     Incorporated  by  reference to Form 10-K
                    Certificate     (BAC)     for    the     for fiscal year ended December 31, 1997.
                    Partnership  (originally  filed with
                    Form 10-K for the fiscal  year ended
                    December 31, 1987)

 10(a)              Form   of    Management    Agreement     Incorporated   by   reference   to   the
                    between    the    Partnership    and     Registration Statement.
                    Uniprop, Inc.

 10(b)              Form of Consulting  Agreement  among     Incorporated   by   reference   to   the
                    the    Partnership,    the   General     Registration Statement.
                    Partner and Consultant

                                      -21-

 10(c)              Contingent  Purchase Price Agreement     Incorporated  by  reference to Form 10-K
                    with  Sunrise  Broward   Associates,     for fiscal year ended December 31, 1997.
                    Ltd.  (originally  filed  with  Form
                    10-K  for  the  fiscal   year  ended
                    December 31, 1987)

 10(d)              Contingent  Purchase Price Agreement     Incorporated  by  reference to Form 10-K
                    with   Ardmor   Associates   Limited     for fiscal year ended December 31, 1997.
                    Partnership  (originally  filed with
                    Form 10-K for the fiscal  year ended
                    December 31, 1987)

 10(e)              Incentive  Acquisition Fee Agreement     Incorporated  by  reference to Form 10-K
                    between    the    Partnership    and     for fiscal year ended December 31, 1997.
                    Uniprop,   Inc.   (originally  filed
                    with Form 10-K for the  fiscal  year
                    ended December 31, 1987)

10(f)               First     Amended    and    Restated     Filed herwith.
                    Consulting   Agreement   among   the
                    Partnership,   the  General  Partner
                    and the Consultant.

27                  Financial Data Schedule                  Filed herewith.

28                  Letter   summary  of  the  estimated     Filed herewith.
                    fair    market    values    of   the
                    Partnership's    nine   manufactured
                    housing communities,  as of March 1,
                    2000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

February 4, 2000

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)
                                                                  BALANCE SHEETS




December 31,                                                  1999                1998
===========================================================================================
ASSETS
PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                             $49,776,786           $49,421,935
   Land                                                    11,644,103            11,644,103
   Manufactured homes and improvements                      1,875,567             2,100,666
   Furniture and equipment                                    453,437               400,872
-------------------------------------------------------------------------------------------

                                                           63,749,893            63,567,576
   Less accumulated depreciation                           20,587,823            18,819,413
-------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                 43,162,070            44,748,163

Cash                                                        2,821,681             2,482,314
Unamortized financing costs (Note 2)                          597,528               622,800
Other assets (Note 3)                                         944,378               981,346
-------------------------------------------------------------------------------------------
                                                          $47,525,657           $48,834,623
===========================================================================================
LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 2)                                    $29,572,116           $29,915,975
Accounts payable                                              235,098               322,340
Other liabilities (Note 4)                                    769,853               876,996
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                          30,577,067            31,115,311
-------------------------------------------------------------------------------------------

PARTNERS' EQUITY
   Unit holders                                            16,690,170            17,477,300
   General partner                                            258,420               242,012
-------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                     16,948,590            17,719,312
-------------------------------------------------------------------------------------------

                                                          $47,525,657           $48,834,623
===========================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


Year Ended December 31,                                          1999                  1998                    1997
=======================================================================================================================
INCOME
   Rental                                                   $12,091,007            $11,737,284              $11,340,654
   Interest                                                      76,964                183,803                  203,570
   Other                                                        550,039                498,549                  378,302
------------------------------------------------------------------------------------------------------------------------

                                                             12,718,010             12,419,636               11,922,526
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Property operations                                        5,170,508              5,054,906                4,347,873
   Depreciation and amortization                              1,843,213              1,847,177                1,850,779
   Administrative (Note 5)                                    1,134,947              1,233,734                  998,950
   Property taxes                                               992,873                926,797                  896,103
   Interest                                                   1,935,712              2,425,579                2,661,565
-----------------------------------------------------------------------------------------------------------------------

                                                             11,077,253             11,488,193               10,755,270
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                              1,640,757                931,443                1,167,256
EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
   OF DEBT (Note 2)                                                  --                250,998                       --
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                  $ 1,640,757            $ 1,182,441              $ 1,167,256
=======================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)
   Income before extraordinary item                         $       .50            $       .28              $       .35
   Extraordinary item                                                --                    .08                       --
-----------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)                 .73                   1.43                      .64
=======================================================================================================================

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING               3,303,387              3,303,387                3,303,387
=======================================================================================================================

NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)
   Income before extraordinary item                         $    16,408            $     9,314              $    11,673
   Extraordinary item                                                --                  2,510                       --
-----------------------------------------------------------------------------------------------------------------------

                                                                 16,408                 11,824                   11,673
=======================================================================================================================

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                  $        --            $        --              $        --
=======================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                     General
                                                     Partner              Unit Holders                 TOTAL
================================================================================================================
BALANCE, January 1, 1997                        $    218,515              $ 21,989,103              $ 22,207,618

Distributions to unit holders                             --                (2,114,171)               (2,114,171)

Net income for the year                               11,673                 1,155,583                 1,167,256
-----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                           230,188                21,030,515                21,260,703

Distributions to unit holders                             --                (4,723,832)               (4,723,832)

Net income for the year                               11,824                 1,170,617                 1,182,441
-----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                           242,012                17,477,300                17,719,312

Distributions to unit holders                             --                (2,411,479)               (2,411,479)

Net income for the year                               16,408                 1,624,349                 1,640,757
-----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                      $    258,420              $ 16,690,170              $ 16,948,590
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS


Year Ended December 31,                                               1999             1998             1997
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  1,640,757     $  1,182,441     $  1,167,256
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                  1,817,941        1,817,628        1,792,127
       Amortization                                                     25,272           29,549           58,652
       Gain on sale of property and equipment                          (70,903)        (188,583)         (18,850)
       Extraordinary item - gain on extinguishment of debt                  --         (250,998)              --
       Decrease (increase) in other assets                              36,968         (365,610)        (178,077)
       (Decrease) increase in accounts payable                         (87,242)         196,277          (29,826)
       (Decrease) increase in other liabilities                       (107,143)        (343,476)          26,085
-----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,255,650        2,077,228        2,817,367
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (994,655)      (1,422,431)        (982,115)
   Proceeds from sale of property and equipment                        833,710        1,183,069          822,721
   Proceeds from redemption of investment                                   --        2,418,891               --
   Proceeds from redemption of mortgage backed securities                   --        1,502,250               --
   Proceeds from sale of marketable securities                              --          875,859          450,000
   Purchase of marketable securities                                        --               --         (507,677)
-----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (160,945)       4,557,638         (217,071)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                                    (2,411,479)      (4,723,832)      (2,114,171)
   Repayments of notes payable                                        (343,859)     (30,129,025)              --
   Payment for financing costs                                              --         (930,247)              --
   Proceeds from note payable                                               --       30,000,000               --
-----------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (2,755,338)      (5,783,104)      (2,114,171)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                   339,367          851,762          486,125

CASH, at beginning of year                                           2,482,314        1,630,552        1,144,427
-----------------------------------------------------------------------------------------------------------------

CASH, at end of year                                              $  2,821,681     $  2,482,314     $  1,630,552
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




1.   SUMMARY OF ACCOUNTING   ORGANIZATION AND BUSINESS
     POLICIES
                             Uniprop Manufactured Housing Communities Income
                             Fund II, a Michigan Limited Partnership (the
                             "Partnership") acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of nine manufactured housing communities (the "properties") located in Florida, Michigan, Nevada and Minnesota.
                             The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.

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

                             USE OF ESTIMATES

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of
                             (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                             FAIR VALUES OF FINANCIAL INSTRUMENTS

                             The carrying amounts of cash and notes payable approximate their fair values.

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

                                                   NOTES TO FINANCIAL STATEMENTS



                             PROPERTY AND EQUIPMENT

                             Property and equipment are stated at cost.
                             Depreciation is provided using the straight-line method over the following estimated useful lives:

                             Buildings and improvements                30 years
                             Manufactured homes and improvements       30 years
                             Furniture and equipment                 3-10 years

                             Accumulated depreciation for tax purposes was $18,414,221 and $16,805,437 as of December 31, 1999
                             and 1998, respectively.

                             Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1999.

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

                             RECENT ACCOUNTING PRONOUNCEMENTS

                             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137, will become effective in fiscal 2001, and is not expected to have an impact on the Partnership's financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


2.   NOTES PAYABLE           In 1998, the Partnership refinanced its outstanding
                             long-term debt by entering into a new note agreement totaling $30,000,000. These borrowings are secured by mortgages on the Partnership's properties. The note is payable in monthly installments of $188,878, including interest at 6.37%, through March, 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028. The outstanding balance on the note payable at December
                             31, 1999 and 1998 was $29,572,116 and $29,915,975,
                             respectively.

                             In connection with the refinancing, the Partnership recorded a gain in 1998 on the extinguishment of debt of $250,998, which includes the gain on the redemption of the Class R Certificates ($1,419,896), less loan prepayment penalties ($300,450) and the write-off of unamortized financing costs related to the original 1993 financing ($868,448).

                             Future maturities on the note payable for the next five years are as follows: 2000 - $362,000; 2001 - $392,000; 2002 - $418,000; 2003 - $445,000; and
                             2004 - $470,000.

3.   OTHER ASSETS            At December 31, 1999 and 1998, "Other Assets"
                             included cash of approximately $319,000 and $425,000 in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The account is restricted from operating use.

                             At December 31, 1999 and 1998, "Other assets" also included cash of approximately $216,000, in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


4. OTHER LIABILITIES         Other liabilities consisted of:


                             December 31,                        1999           1998
                             ===========================================================
                             Tenants' security deposits       $ 548,434      $ 509,707
                             Accrued interest                   125,049        124,050
                             Accrued property taxes                   -        106,481
                             Other                               96,370        136,758
                             -----------------------------------------------------------

                             TOTAL                            $ 769,853      $ 876,996
                             ===========================================================

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

                             FEES AND EXPENSES

                             During the years ended December 31, 1999, 1998 and 1997, the affiliate earned property management fees of $631,175, $611,741 and $585,394, respectively, as permitted in the Agreement of Limited
                             Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership owed $13,231 to the affiliate at December 31, 1999, and owed $335 to the affiliate at December 31, 1998.

                             Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $208,593, $222,949 and $177,046 in 1999, 1998 and
                             1997, respectively, to perform local property management and investor relations services for the Partnership.

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


6.   RECONCILIATION OF
     FINANCIAL STATEMENT
     INCOME AND TAXABLE
     INCOME

                             Year Ended December 31,               1999           1998           1997
                             =============================================================================
                             Income per the financial
                               statements                    $   1,640,757  $   1,182,441   $   1,167,256

                             Adjustments to depreciation
                               for difference in methods           158,545        168,071         175,340

                             Adjustments for prepaid
                               rent, meals and
                               entertainment                        (7,920)         3,448          (3,100)

                             Adjustment for LLC income                   -     (1,106,973)        576,904
                             -----------------------------------------------------------------------------

                             INCOME PER THE PARTNER-
                               SHIP'S TAX RETURN             $   1,791,382  $     246,987   $   1,916,400
                             =============================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


7.   PARTNERS' CAPITAL       Subject to the orders of priority under certain
                             specified conditions more fully described in the Agreement of Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

                             Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,240,000 and $928,000 in 1999 and
                             1998, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $18,864,000 has been distributed to the unit holders.

                             At December 31, 1999, the general partner's cumulative incentive management interest to be distributed was approximately $7.1 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal 2000.

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

8.   CONTINGENCY             The Partnership is currently undergoing a sales and
                             use tax audit which is being conducted by the Florida Department of Revenue. No provision for any expense related to this ongoing audit has been recorded in the accompanying financial statements since management believes the eventual liability
                             (if any) that may result will not be a material amount.

9.   SUPPLEMENTAL CASH FLOW  Interest paid during 1999, 1998 and 1997 was
     INFORMATION             approximately $1,935,000, $2,531,000 and
                             $2,654,000, respectively.

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1999


       Column A              Column B             Column C                 Column D                           Column E
-----------------------    -----------   -------------------------- --------------------------   -----------------------------------
                                                                                   Costs
                                                                                Capitalized
                                                                               Subsequent to         Gross Amount at Which Carried
                                               Initial Cost                     Acquisition              at Close of Period
                                         -------------------------- --------------------------  -----------------------------------
                                                      Buildings and            Buildings and              Buildings and
Description                Encumbrance      Land      Improvements      Land   Improvements     Land       Improvements     Total
------------------------------------------------------------------------------------------------------------------------------------
Ardmor Village
   (Lakeville, MN) ......  $2,868,425   $1,063,253   $ 4,253,011   $     --    $  932,695   $ 1,063,253    $ 5,185,706   $ 6,248,959


Sunshine Village
   (Davie, FL) ..........   4,229,436    1,215,862     4,875,878         --       168,960      1,215,862     5,044,838     6,260,700

Camelot Manor
   (Grand Rapids, MI) ...   3,415,495      918,949     3,681,051         --       619,687        918,949     4,300,738     5,219,687

Country Roads
   (Jacksonville, FL) ...          --      636,550     2,546,200     38,106       559,300        674,656     3,105,500     3,780,156

Paradise Village
   (Tampa, FL) ..........          --    1,760,000     7,040,000    279,053     1,139,954      2,039,053     8,179,954    10,219,007

Dutch Hills
   (Haslett, MI) ........   2,543,140      839,693     3,358,771     23,104       458,816        862,797     3,817,587     4,680,384

Stonegate Manor
   (Lansing, MI) ........   2,971,924      930,307     3,721,229     40,552       337,604        970,859     4,058,833     5,029,692

El Adobe
   (Las Vegas, NV) ......   5,450,993    1,480,000     5,920,000     39,964       366,492      1,519,964     6,286,492     7,806,456

West Valley
   (Las Vegas NV) .......   8,092,703    2,289,700     9,158,800     89,010       638,338      2,378,710     9,797,138    12,175,848
                          ----------   -----------   -----------   ---------   -----------  ------------   -----------   -----------
                          $29,572,116  $11,134,314   $44,554,940   $509,789    $5,221,846   $ 11,644,103   $49,776,786   $61,420,889
                          ===========  ===========   ===========   ========    ==========   ============   ===========   ===========

       Column A            Column F     Column G        Column H
------------------------ -----------    --------    --------------

                                                   Life on Which
                                                  Depreciation in
                                                   Latest Income
                         Accumulated      Date     Statement is
Description              Depreciation   Acquired     Computed
------------------------------------------------------------------

Ardmor Village
   (Lakeville, MN) ...... $ 2,010,007      1987       30 years


Sunshine Village
   (Davie, FL) ..........   2,144,133      1987       30 years

Camelot Manor
   (Grand Rapids, MI) ...   1,734,778      1987       30 years

Country Roads
   (Jacksonville, FL) ...   1,249,232      1987       30 years

Paradise Village
   (Tampa, FL) ..........   3,194,330      1987       30 years

Dutch Hills
   (Haslett, MI) ........   1,505,621      1987       30 years

Stonegate Manor
   (Lansing, MI) ........   1,624,045      1987       30 years

El Adobe
   (Las Vegas, NV) ......   2,499,333      1988       30 years

West Valley
   (Las Vegas NV) .......   3,851,988      1988       30 years
                          -----------      ----       --------
                          $19,813,467
                          ===========      ====       ========

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            NOTE TO SCHEDULE III
                                                               DECEMBER 31, 1999



1.   RECONCILIATION OF LAND                 The following  table  reconciles the
                                            land from  January 1,  1997 to
                                            December 31, 1999:

                                                                                      1999              1998             1997
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at January 1           $   11,644,103    $   11,644,103   $   11,644,603

                                            Additions to land, net                       -                 -             (500)
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at December 31         $   11,644,103    $   11,644,103   $   11,644,103
                                            ------------------------------ ----------------- ---------------- ----------------


2. RECONCILIATION OF BUILDINGS              The following table reconciles the
   AND IMPROVEMENTS                         buildings and improvements from
                                            January 1, 1997 to December 31,
                                            1999:

                                                                                      1999              1998             1997
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at January 1           $   49,421,935     $  49,099,290    $  48,558,632

                                            Additions  to  buildings  and
                                              improvements                         354,851           322,645          540,658
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at December 31         $   49,776,786     $  49,421,935    $  49,099,290
                                            ------------------------------ ----------------- ---------------- ----------------

3. RECONCILIATION OF                        The following table reconciles the
   ACCUMULATED DEPRECIATION                 accumulated depreciation from
                                            January 1, 1997 to December 31,
                                            1999:

                                                                                      1999              1998             1997
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at January 1           $   18,101,874     $  16,399,511    $  14,735,004

                                            Current year
                                              depreciation expense               1,711,593         1,702,363        1,664,507
                                            ------------------------------ ----------------- ---------------- ----------------

                                            BALANCE, at December 31         $   19,813,467     $  18,101,874    $  16,399,511
                                            ------------------------------ ----------------- ---------------- ----------------


4. TAX BASIS OF BUILDINGS AND               The aggregate cost of buildings and
   IMPROVEMENTS                             improvements for federal income tax
                                            purposes is equal to the cost basis
                                            used for financial statements
                                            purposes.