Form 10-Q
period 2000-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2000-05-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended March 31, 2000            Commission File No. 0-16701





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

                                      INDEX



                                                                      Page
                                                                      ----


PART I                FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 2000 (Unaudited) and
                  December 31, 1999                                      3

                  Statements of Income
                  Three months ended March 31, 2000
                  and 1999 (Unaudited)                                   4

                  Statements of Cash Flows
                  Three months ended March 31, 2000
                  and 1999 (Unaudited)                                   5

                  Notes to Financial Statements
                  March 31, 2000 (Unaudited)                             6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                          7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                          10

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                       10


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



ASSETS                                              MARCH 31, 2000     DECEMBER 31, 1999
                                                    --------------     -----------------
                                                     (UNAUDITED)

Properties:
  Land                                                 $11,644,103          $11,644,103
  Buildings And Improvements                            50,022,420           49,776,786
  Furniture And Fixtures                                   489,503              453,437
  Manufactured Homes                                     1,810,069            1,875,567
                                                       -----------          -----------
                                                        63,966,095           63,749,893

  Less Accumulated Depreciation                         21,042,308           20,587,823
                                                       -----------          -----------
                                                        42,923,787           43,162,070

Cash And Cash Equivalents                                3,046,878            2,821,681
Unamortized Finance Costs                                  610,335              597,528
Other Assets                                             1,143,810              944,378
                                                        ----------          -----------

Total Assets                                           $47,724,810          $47,525,657
                                                       -----------          -----------




LIABILITIES                                         MARCH 31, 2000    DECEMBER 31, 1999
                                                    --------------    -----------------
                                                     (UNAUDITED)

 Accounts Payable                                      $   304,994       $   235,098
 Other Liabilities                                       1,003,381           769,853
 Notes Payable                                          29,480,491        29,572,116
                                                       -----------       -----------

Total Liabilities                                      $30,788,866       $30,577,067

Partners' Equity:
  General Partner                                          264,570           258,420
   Unit Holders                                         16,671,374        16,690,170

Total Partners' Equity                                  16,935,944        16,948,590
                                                       -----------       -----------

Total Liabilities And
  Partners' Equity                                     $47,724,810       $47,525,657
                                                       -----------       -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                   THREE MONTHS ENDED
   (unaudited)                                                  March 31, 2000       March 31, 1999
                                                                --------------       --------------

Income:
  Rental Income                                                      $3,057,971       $2,970,199
  Other                                                                 185,634          227,772
                                                                     ----------       ----------
Total Income                                                         $3,243,605       $3,197,971
                                                                     ----------       ----------

Operating Expenses:
  Administrative Expenses
   (Including $160,975 and $156,641, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2000 and 1999 Respectively)                                777,114          812,070
  Property Taxes                                                        251,067          238,728
  Utilities                                                             243,161          256,116
  Property Operations                                                   421,455          466,884
  Depreciation And Amortization                                         460,803          462,500
  Interest                                                              475,008          477,675
                                                                     ----------       ----------

Total Operating Expenses                                             $2,628,608       $2,713,973
                                                                     ----------       ----------

Net Income                                                           $  614,997       $  483,998
                                                                     ----------       ----------
Income Per Unit:                                                     $     0.19       $     0.15

Distribution Per Unit:                                               $     0.19       $     0.18

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March 31, 2000 and 1999                                              3,303,387        3,303,387


                        See Notes to Financial Statements
                                        4

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS
       (unaudited)

                                                                    THREE MONTHS ENDED
                                                         March 31, 2000          March 31, 1999
                                                         --------------          --------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                           $   614,997        $   483,998

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                    454,485            455,000
  Amortization                                                      6,318              7,500
(Increase) Decrease In Other Assets From Operations              (218,557)          (144,381)
  Increase  (Decrease) In Accounts Payables                        69,896            (32,482)
  Increase (Decrease) Other Liabilities From Operations           233,528           (101,186)
                                                              -----------        -----------

Total Adjustments                                                 545,670            184,451
                                                              -----------        -----------

    Net Cash Provided By (Used In)
      Operating Activities                                      1,160,667            668,449
                                                              -----------        -----------

Cash Flows From Investing Activities:
   Redemption of Marketable Securities                                  0                  0
  Capital Expenditures                                           (216,202)          (182,308)
   Sale of Fixed Assets                                                 0                  0
   Payment On Mortgage                                            (91,625)           (88,958)
                                                              -----------        -----------

    Net Cash Provided By (Used In)
      Investing Activities                                       (307,827)          (271,266)
                                                              -----------        -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                      (627,643)          (578,096)
                                                              -----------        -----------

Net Cash Provided By (Used In)
  Financing Activities                                           (627,643)          (578,096)
                                                              -----------        -----------

Increase (Decrease) In Cash                                       225,197           (180,913)
Cash, Beginning                                                 2,821,681          2,482,314
                                                              -----------        -----------

Cash, Ending                                                  $ 3,046,878        $ 2,301,401
                                                              -----------        -----------


                        See Notes to Financial Statements
                                        5

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2000 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 1999.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its nine manufactured home communities. On August 20, 1998, the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage Corporation (the "Refinancing").

Liquidity

As a result of the Refinancing, seven of the Partnership's nine properties are mortgaged. At the time of the Refinancing, the aggregate principal amount due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership's mortgaged properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

Partnership liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $1,075,800 for the quarter ending March 31, 2000. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $627,644, or $.19 per unit, to the unit holders. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of March 31, 2000, the Partnership's cash reserves amounted to $3,046,878.

Once the first quarter distribution is paid to unit holders, the cash reserve amount will be approximately $2,419,234. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 92.0% (3,065/3,330 sites) at the end of March 2000, versus 93.5% (3,115/3,330) for March 1999. The average monthly homesite rent as of March 31, 2000 was approximately $359, versus $348, an increase of 3.2% from March 1999.



                         TOTAL            OCCUPIED         OCCUPANCY         AVERAGE
                         CAPACITY         SITES            RATE              RENT

Ardmor Village             339              333               98.2%           $335
Camelot Manor              335              316               94.3             332
Country Roads              312              282               90.4             253
Dutch Hills                278              270               97.1             334
El Adobe                   371              337               91.8             404
Paradise Village           611              504               82.1             291
Stonegate Manor            308              299               97.1             340
Sunshine Village           356              322               90.4             447
West Valley                420              402               95.5             467
                           ---              ---               ----             ---

TOTAL ON 3/31/00:        3,330            3,065               92.0%           $359
TOTAL ON 3/31/99:        3,330            3,115               93.5%           $348



                                          GROSS REVENUES                   NET OPERATING
                                                                           INCOME
                                      3/31/00          3/31/99          3/31/00          3/31/99

Ardmor Village                    $   375,167      $   328,589      $   232,745      $   173,047
Camelot Manor                         295,662          289,349          145,103          140,113
Country Roads                         185,971          215,714           38,720           61,870
Dutch Hills                           250,611          244,957          121,462          116,963
El Adobe                              426,537          435,675          278,760          283,153
Paradise Village                      406,278          371,945           97,882           79,287
Stonegate Manor                       289,884          294,594          156,148          159,457
Sunshine Village                      404,880          424,802          232,435          219,331
West Valley                           578,341          572,680          356,143          380,807
                                  -----------      -----------      -----------      -----------
                                    3,213,331        3,178,305        1,659,399        1,614,028

Partnership Management:                30,274           19,666          (29,632)         (51,418)

Other Non Recurring expenses:            --               --            (78,958)        (138,437)

Debt Service                         (475,008)        (477,675)

Depreciation and Amortization            --               --           (460,803)        (462,500)
                                  -----------      -----------      -----------      -----------
                                  $ 3,243,605      $ 3,197,971      $   614,997      $   483,998


COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED MARCH 31, 1999

Gross revenues increased $45,634, or 1.4%, to $3,243,605 in 2000, as compared to $3,197,971 in 1999. The increase was the result of the increase in average monthly rents. (See table on previous page.)

As described in the Statements of Income, total operating expenses decreased $85,365, or 3.1%, to $2,628,608 in 2000, as compared to $2,713,973 in 1999. The decrease was the result of lower administrative expenses and lower expenses associated with property operations.

As a result of the foregoing factors, net operating income increased to $614,997 as of March 31, 2000 from $483,998 as of March 31, 1999.

ITEM 3.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate rise primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

     Note Payable: At March 31, 2000 the Partnership had a note payable outstanding in the amount of $29,480,491. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                           Exhibit Number           Description
                           --------------           -----------
                               27                   Financial Data Schedule

               (b)  Reports on Form 8-K
                          There were no reports filed on Form 8-K
                          during the three months ended March 31, 2000.

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


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:   Genesis Associates Limited Partnership,
                          General Partner

                          BY:  Uniprop, Inc.,
                               its Managing General Partner


                               By: /s/ Paul M. Zlotoff
                                  --------------------
                                  Paul M. Zlotoff, President


                               By: /s/ Gloria A. Koster
                                  ---------------------
                                  Gloria A. Koster, Principal Financial Officer



Dated: May 15, 2000

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NUMBER              DESCRIPTION                  PAGE
--------------              -----------                  ----

     27               Financial Data Schedule