Form 10-Q
period 2000-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2000-08-08
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2000     Commission File No. 0-16701





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

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I      FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            June 30, 2000 (Unaudited) and
            December 31, 1999                                                             3

            Statements of Income Six months ended June 30, 2000 and 1999
            (Unaudited) and Three months ended
            June 30, 2000 and 1999 (Unaudited)                                            4

            Statements of Cash Flows
            Six months ended June 30, 2000
            and 1999 (Unaudited)                                                          5

            Notes to Financial Statements
            June 30, 2000 (Unaudited)                                                     6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                                 7

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                            10

PART II     OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                             10



            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                           JUNE 30,2000                     DECEMBER 31, 1999
                                                                 ------------                     -----------------
                                                                  (UNAUDITED)
Properties:
  Land                                                            $11,662,525                        $11,644,103
  Buildings And Improvements                                       50,083,165                         49,776,786
  Furniture And Fixtures                                              506,322                            453,437
  Manufactured Homes and Improvements                               1,786,035                          1,875,567
                                                                  -----------                        -----------
                                                                   64,038,047                         63,749,893

  Less Accumulated Depreciation                                    21,516,793                         20,587,823
                                                                  -----------                        -----------
                                                                   42,521,254                         43,162,070

Cash And Cash Equivalents                                           3,220,367                          2,821,681
Unamortized Finance Costs                                             586,384                            597,528
Other Assets                                                          891,314                            944,378
                                                                  -----------                        -----------

Total Assets                                                      $47,219,319                        $47,525,657
                                                                  ===========                        ===========




LIABILITIES
 Accounts Payable                                                    $170,805                           $235,098
 Other Liabilities                                                    944,436                            769,853
 Notes Payable                                                     29,393,295                         29,572,116
                                                                  -----------                        -----------

Total Liabilities                                                 $30,508,536                        $30,577,067

Partners' Equity:
  General Partner                                                     268,595                            258,420
   Unit Holders                                                    16,442,188                         16,690,170

Total Partners' Equity                                             16,710,783                         16,948,590
                                                                  -----------                        -----------

Total Liabilities And
  Partners' Equity                                                $47,219,319                        $47,525,657
                                                                  ===========                        ===========


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                        SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                     JUNE 30, 2000    JUNE 30, 1999    JUNE 30,2000    JUNE 30, 1999
                                                                     -------------    -------------    -------------   -------------
                                                                      (unaudited)      (unaudited)      (unaudited)     (unaudited)
Income:
  Rental Income                                                        $6,104,432       $5,945,409        3,046,461       2,975,210
  Other                                                                   390,621          359,557          204,987         131,785
                                                                       ----------       ----------       ----------      ----------

Total Income                                                           $6,495,053       $6,304,966        3,251,448       3,106,995
                                                                       ==========       ==========        =========      ==========
Operating Expenses:
  Administrative Expenses
   (Including $321,323, $313,424,$160,975,
   and $156,783, in Property Management
   Fees Paid to an Affiliate for the Six
   and Three Month Period Ending
   June 30, 2000 and 1999 Respectively)                                 1,633,731        1,562,023          856,617         749,953
  Property Taxes                                                          501,822          478,482          250,755         239,754
  Utilities                                                               477,018          439,727          233,857         183,611
  Property Operations                                                     968,942        1,106,514          547,487         639,630
  Depreciation And Amortization                                           941,614          925,000          480,811         462,500
  Interest                                                                954,446          958,130          479,438         480,455
                                                                       ----------       ----------       ----------      ----------

Total Operating Expenses                                               $5,477,573       $5,469,876       $2,848,965      $2,755,903
                                                                       ==========       ==========       ==========      ==========

Net Income                                                             $1,017,480       $  835,090       $  402,483      $  351,092
                                                                       ==========       ==========       ==========      ==========

Income Per Unit:                                                             0.31             0.25             0.12            0.11

Distribution Per Unit:                                                       0.38             0.36             0.19            0.18

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 2000 and 1999                                                 3,303,387        3,303,387        3,303,387       3,303,387


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                                 June 30,2000              June 30,1999
                                                                                 ------------              ------------
                                                                                  (unaudited)               (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                      $1,017,480                  $835,090

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                       928,971                   910,000
  Amortization                                                                        12,643                    15,000
(Increase) Decrease In Other Assets                                                   51,565                  (300,915)
  Increase  (Decrease) In Accounts Payables                                          (64,293)                  (12,230)
  Increase (Decrease) Other Liabilities                                              174,583                   145,902
                                                                                  ----------                ----------

Total Adjustments                                                                  1,103,469                   757,757
                                                                                  ----------                ----------

    Net Cash Provided By (Used In)
      Operating Activities                                                         2,120,949                 1,592,847
                                                                                  ----------                ----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                              (288,155)                 (337,285)

    Net Cash Provided By (Used In)
      Investing Activities                                                          (288,155)                 (337,285)
                                                                                  ----------                ----------

Cash Flows From Financing Activities:
   Payment On Mortgage                                                              (178,821)                 (175,136)
  Distributions To Partners                                                       (1,255,287)               (1,172,706)
                                                                                  ----------                ----------

Net Cash Provided By (Used In)
  Financing Activities                                                            (1,434,108)               (1,347,842)

Increase (Decrease) In Cash and Equivalents                                          398,686                   (92,280)
Cash and Equivalents, Beginning                                                    2,821,681                 2,482,314
                                                                                  ----------                ----------

Cash and Equivalents, Ending                                                      $3,220,367                $2,390,034
                                                                                  ==========                ==========


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2000 and audited 1999 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 1999.

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

Partnership liquidity is based, in part, on its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership more than ten years and the General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $883,294 for the quarter ending June 30, 2000. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations, the General Partner has decided to distribute $627,644. The General Partner will continue to monitor on-going cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. For the quarter ended June 30, 2000, the Partnership added $255,650 to cash reserves. During the same quarter in 1999, the Partnership added $202,466 to cash reserves. The level of cash reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 92%, (3,068/3,329 sites), versus 94% (3,122/3,330) for June 1999. The average monthly homesite rent as of June 30, 2000 was approximately $359, versus $349, (an increase of 2.86%) for June, 1999.


                           TOTAL            OCCUPIED          OCCUPANCY          AVERAGE
                           CAPACITY         SITES             RATE               RENT
Ardmor Village             339              337               99%                $340
Camelot Manor              335              318               95                  336
Country Roads              311              282               90                  242
Dutch Hills                278              271               97                  338
El Adobe                   367              333               90                  420
Paradise Village           614              503               82                  303
Stonegate Manor            308              295               96                  342
Sunshine Village           356              324               91                  446
West Valley                421              405               96                  468
                           ---              ---               --                 ----

TOTAL ON 6/30/00           3,329            3,068             92%                $359*
TOTAL ON 6/30/99:          3,330            3,122             94%                $349*

*Average rent is not weighted average.


                                                FOR THREE MONTHS ENDING JUNE 30, 2000
                                      GROSS REVENUES                       NET OPERATING INCOME

                                 6/30/00         6/30/99               6/30/00            6/30/99
Ardmor Village                   $306,933        $307,662              $199,567           $176,034
Camelot Manor                     296,909         293,915               130,799            129,204
Country Roads                     240,775         218,758                (7,346)            57,668
Dutch Hills                       260,766         246,762               121,808            124,115
El Adobe                          428,028         431,742               280,748            269,602
Paradise Village                  419,436         379,224                78,465             67,239
Stonegate Manor                   284,993         288,380               160,597            148,916
Sunshine Village                  411,346         366,410               242,758            208,749
West Valley                       560,910         559,835               367,804            364,091
                               ----------      ----------            ----------         ----------
                               $3,210,096      $3,092,688            $1,575,200         $1,545,618

Partnership Management:            41,352          14,307              (103,875)           (59,824)

Other Non Recurring expenses:      ------          ------              (108,593)          (191,747)

Interest Expense:                                                      (479,438)          (480,455)

Depreciation and Amortization                                          (480,811)          (462,500)
                               ----------      ----------           -----------         ----------

Total                          $3,251,448      $3,106,995              $402,483           $351,092


COMPARISON OF QUARTER ENDED JUNE 30, 2000 TO QUARTER ENDED JUNE 30, 1999

Gross revenues increased $144,453, or 4.6%, to $3,251,448 in 2000, as compared to $3,106,995 in 1999. The increase was the result of the increase in average monthly rents as well as Other Income. (See table on previous page.)

As described in the Statements of Income, total operating expenses increased 3.4%, or $93,062, to $2,848,965 in June, 2000, as compared to $2,755,903 in
June, 1999. The increase is the result of higher administrative expenses and higher utility expenses.

As a result of the foregoing factors, net income increased to $402,483 for the quarter ended June 30, 2000 from $351,092 for the quarter ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTH ENDED JUNE 30, 1999

For the first six months of 2000, Gross Revenues were $6,495,053 or 3% above $6,304,966 for the same period of 1999. Total Operating Expense for the first two quarters of 2000 were $5,477,573, an increase of 14 basis points compared to $5,469,876 for 1999. Net Income for the first six months ending June 30, 2000 was $1,017,480, an increase of 21.8% compared to the first six months ending June 30, 1999.

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

Note Payable: At June 30, 2000 the Partnership had a note payable outstanding in the amount of $29,395,295. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                      Exhibit Number            Description
                            27                  Financial Data Schedule

             (b)  Reports on Form 8-K
                    There were no reports filed on Form 8-K during the three months ended June 30, 2000.

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


            Uniprop Manufactured Housing Communities
            Income Fund II, a Michigan Limited Partnership

            BY:     Genesis Associates Limited Partnership,
                    General Partner

                    BY:      Uniprop, Inc.,
                             Its Managing General Partner


                             By: /s/ Paul M. Zlotoff
                                 -----------------------------------------------
                                 Paul M. Zlotoff, Chairman



                             By: /s/ Gloria A. Koster
                                 -----------------------------------------------
                                 Gloria A. Koster,  Principal Financial Officer



Dated: August 8, 2000

                                  EXHIBIT INDEX


 Exhibit
   No.                          Description                                 Page

   27                               Financial Data Schedule