Form 10-Q
period 2000-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2000-11-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 2000 Commission File No. 0-16701



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

                                      INDEX

                                                                           Page


PART I      FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            September 30, 2000 and
            December 31, 1999                                               3

            Statements of Income
            Nine months ended September 30, 2000
            and 1999 and Three Months ended
            September 30, 2000 and 1999                                     4

            Statement of Partners Equity                                    4
            Nine months ended September 30, 2000

            Statements of Cash Flows
            Nine months ended September 30, 2000
            and 1999                                                        5

            Notes to Financial Statements                                   6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                   7

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                               10

PART II     OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                10

         UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                             A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     SEPTEMBER 30,2000     DECEMBER 31, 1999
                                     -----------------     -----------------
                                        (Unaudited)
ASSETS

Properties:
  Land                                   $11,662,525          $11,644,103
  Buildings And Improvements              50,120,951           49,776,786
  Furniture And Fixtures                     506,322              453,437
  Manufactured Homes                       1,617,466            1,875,567
                                         -----------          -----------
                                          63,907,264           63,749,893

  Less Accumulated Depreciation           21,951,278           20,587,823
                                         -----------          -----------
                                          41,955,986           43,162,070

Cash And Cash Equivalents                  3,386,036            2,821,681
Unamortized Finance Costs                    580,699              597,528
Other Assets                               1,190,431              944,378
                                         -----------          -----------

Total Assets                             $47,113,152          $47,525,657
                                         -----------          -----------


                                     SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                     ------------------    -----------------
                                         (Unaudited)
LIABILITIES AND
PARTNERS' EQUITY

 Accounts Payable                        $   145,942          $   235,098
 Other Liabilities                         1,133,577              769,853
 Notes Payable                            29,304,639           29,572,116
                                         -----------          -----------

Total Liabilities                         30,584,158           30,577,067
                                         -----------          -----------

Partners' Equity:
  General Partner                            273,053              258,420
   Unit Holders                           16,255,941           16,690,170
                                         -----------          -----------

Total Partners' Equity                    16,528,994           16,948,590
                                         -----------          -----------

Total Liabilities And
  Partners' Equity                       $47,113,152          $47,525,657
                                         -----------          -----------


                       See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF INCOME (UNAUDITED)


                                                                 NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                           SEPT. 30,2000     SEPT. 30, 1999      SEPT. 30,2000       SEPT. 30, 1999
                                                           -------------     --------------      -------------       --------------
Income:
  Rental Income                                            $  9,205,143       $  8,938,928           3,100,711           2,993,519
  Other                                                         605,403            552,777             214,782             193,220
                                                           ------------       ------------        ------------        ------------

Total Income                                               $  9,810,546       $  9,491,705           3,315,493           3,186,739
                                                           ------------       ------------        ------------        ------------

Operating Expenses:
  Administrative Expenses
   (Including $484,796, $472,050,$163,473,
   and $158,626, in Property Management
   Fees Paid to an Affiliate for the Nine
   and Three Month Periods Ending
   September 30, 2000 and 1999 Respectively)                  2,429,726          2,544,445             795,995             982,422
  Property Taxes                                                753,429            717,357             251,607             238,875
  Utilities                                                     719,748            706,738             242,730             267,011
  Property Operations                                         1,629,465          1,495,180             660,523             388,666
  Depreciation And Amortization                               1,382,421          1,387,500             440,807             462,500
  Interest                                                    1,432,423          1,438,107             477,977             479,977
                                                           ------------       ------------        ------------

Total Operating Expenses                                   $  8,347,212       $  8,289,327        $  2,869,639        $  2,819,451
                                                           ------------       ------------        ------------        ------------

Net Income                                                 $  1,463,334       $  1,202,378        $    445,854        $    367,288
                                                           ------------       ------------        ------------        ------------

Income Per Unit:                                                   0.44               0.36                0.13                0.11

Distribution Per Unit:                                             0.57               0.54                0.19                0.18

Weighted Average Number Of Units

 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 September 30, 2000 and 1999                                  3,303,387          3,303,387           3,303,387           3,303,387


STATEMENT OF PARTNERS EQUITY (UNAUDITED)
                                                                             GENERAL PARTNER      UNIT HOLDERS           TOTAL

Beginning Balance December 31, 1999                                                258,420         16,690,170          16,948,590
Net Income                                                                          14,633          1,448,701           1,463,334
Distributions                                                                            0         (1,882,930)         (1,882,930)
                                                                              ------------        ------------        ------------

Balance, September 30,2000                                                         273,053         16,255,941          16,528,994
                                                                              ------------        ------------        ------------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,2000         SEPTEMBER 30,1999
                                                       -----------------         -----------------

Cash Flows From Operating Activities:
  Net Income                                              $ 1,463,334                $ 1,202,378
                                                          -----------                -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                              1,363,456                  1,365,000
  Amortization                                                 18,965                     22,500
(Increase) Decrease In Other Assets                          (248,189)                  (449,352)
  Increase  (Decrease) In Accounts Payables                   (89,156)                    65,523
  Increase (Decrease) Other Liabilities                       363,724                    325,639
                                                          -----------                -----------

Total Adjustments                                           1,408,800                  1,329,310
                                                          -----------                -----------

    Net Cash Provided By (Used In)
      Operating Activities                                  2,872,134                  2,531,688
                                                          -----------                -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                       (157,372)                  (398,707)
                                                          -----------                -----------

    Net Cash Provided By (Used In)
      Investing Activities                                   (157,372)                  (398,707)
                                                          -----------                -----------

Cash Flows From Financing Activities:
   Payment On Mortgage                                       (267,477)                  (261,792)
  Distributions To Partners                                (1,882,930)                (1,783,835)
                                                          -----------                -----------

Net Cash Provided By (Used In)
  Financing Activities                                     (2,150,407)                (2,045,627)
                                                          -----------                -----------

Increase (Decrease) In Cash and Equivalents                   564,355                     87,354
Cash and Equivalents, Beginning                             2,821,681                  2,482,314
                                                          -----------                -----------

Cash and Cash Equivalents, Ending                         $ 3,386,036                $ 2,569,668
                                                          -----------                -----------

                       See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION:

The accompanying unaudited 2000 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

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

Distributable Cash from Operations totaled $886,661 for the quarter ended September 30, 2000. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations for the third quarter of 2000, the General Partner has decided to distribute $627,644 to the Unit Holders. The General Partner will continue to monitor on-going Distributable Cash from Operations generated by the Partnership during the coming quarters. If Distributable Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build cash reserves. As of September 30, 2000, the Partnership cash reserves amounted to $3,386,036. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 93%, (3,051/3,330 sites), versus 94% (3,102/3,330) for September 1999. The average monthly homesite rent as of September 30, 2000 was approximately $361, versus $356, an increase of 1.4% from September 1999.

                           TOTAL            OCCUPIED       OCCUPANCY     AVERAGE
                           CAPACITY         SITES          RATE          RENT*

Ardmor Village             339              334            99%           $342
Camelot Manor              335              320            96%            339
Country Roads              312              276            89%            241
Dutch Hills                278              275            99%            338
El Adobe                   369              332            90%            419
Paradise Village           614              493            80%            303
Stonegate Manor            308              294            96%            346
Sunshine Village           356              323            91%            446
West Valley                421              404            96%            479
                           ---              ---            ---           ----

Total on 9/30/00:          3,330          3,051            93%           $361*
Total on 9/30/99:          3,330          3,102            94%           $356


*Average Rent is not weighted average.

                                               GROSS REVENUES                         NET INCOME
                                            THREE MONTHS ENDING                  THREE MONTHS ENDING
                                        9/30/00            9/30/99           9/30/00             9/30/99

Ardmor Village                       $   344,646        $   345,088        $   190,138        $   171,234
Camelot Manor                            313,759            290,972            159,549            118,048
Country Roads                            201,832            208,169            (43,128)            18,312
Dutch Hills                              263,718            245,018            147,124            110,655
El Adobe                                 426,755            440,484            259,984            281,595
Paradise Village                         427,745            361,163             63,163             32,845
Stonegate Manor                          292,004            280,787            145,932            123,278
Sunshine Village                         403,261            426,171            233,586            292,181
West Valley                              600,729            575,544            390,735            349,791
                                     -----------        -----------        -----------        -----------
                                       3,274,449          3,173,396          1,547,083          1,497,939

Partnership Management:                   41,044             13,343            (12,564)           (28,770)

Other expenses:                               --                 --           (169,881)          (159,404)

Interest:                                                                     (477,977)          (479,977)

Depreciation and Amortization:                --                 --           (440,807)          (462,500)
                                     -----------        -----------        -----------        -----------
                                     $ 3,315,493        $ 3,186,739        $   445,854        $   367,288

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Gross revenues increased $318,841, or 3.4%, to $9,810,546 in 2000, as compared to $9,491,705 in 1999.

As reported in the Statements of Income, total operating expenses increased $57,885, to $8,347,212 in 2000 compared to $8,289,327 in 1999. Total operating expenses increased as the result of cost related to upgrading the properties. Net income increased to $1,463,334 for the nine months ended September 30, 2000 from $1,202,378 for the nine months ended September 30, 1999 due to the increase in revenue.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 TO QUARTER ENDED
SEPTEMBER 30, 1999
Gross revenues increased $128,754, or 4.0%, to $3,315,493 in 2000, as compared to $3,186,739 in 1999.

As reflected in the Statements of Income, total operating expenses increased $50,188, or 1.8%, to $2,869,639 in 2000 as compared to $2,819,451 in 1999. The increase in total operating expenses was primarily the result of cost related to upgrading the properties. Net income increased to $445,854 for the quarter ended September 30, 2000 from $367,288 for the quarter ended September 30, 1999 primarily due to the increase in revenue.

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

         Note Payable: At September 30, 2000 the Partnership had a note payable outstanding in the amount of $29,304,639. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                       Exhibit Number            Description
                       --------------            -----------
                             27                  Financial Data Schedule

                (b)  Reports on Form 8-K
                       There were no reports filed on Form 8-K
                       during the three months ended September 30, 2000.

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


                  Uniprop Manufactured Housing Communities
                  Income Fund II, a Michigan Limited Partnership

                  BY:  Genesis Associates Limited Partnership,
                       General Partner

                       BY:  Uniprop, Inc.,
                            its Managing General Partner


                            By: /s/ Paul M. Zlotoff
                                ----------------------------------
                                Paul M. Zlotoff, President



                            By: /s/ Gloria A. Koster
                                ----------------------------------
                                Gloria A. Koster, Principal Financial Officer



Dated: November 13, 2000

                                  EXHIBIT INDEX


Exhibit
   No.                    Description                                 Page
-------                   -----------                                 ----

   27                     Financial Data Schedule