Form 10-K
period 2000-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2001-04-02
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000         Commission File No. 0-16701


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


                                Yes [X]         No [ ]


As of March 1, 2001, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 2001 appraisal of Partnership properties), was approximately $49,942,642.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

                                     PART I


         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt financing on favorable terms; the level and volatility of interest rates; and failure of the Partnership's properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1.

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

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders and Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% of the then outstanding interests. No matters were submitted to Unit Holders for vote during 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop. During the last twelve months, less than five percent (5.0%) of the Units have been transferred, excluding transfers due to death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2001, the Properties were appraised at an aggregate fair market value of $81,600,000. Assuming a sale of the nine properties in March 2001, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $49,942,642 or $15.12 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2001, the Partnership had approximately 4,675 Unit Holders.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996:



                          FISCAL YEAR    FISCAL YEAR     FISCAL YEAR    FISCAL YEAR       FISCAL YEAR
                            ENDED           ENDED           ENDED           ENDED            ENDED
                           DECEMBER       DECEMBER        DECEMBER        DECEMBER         DECEMBER
                           31, 2000       31, 1999        31, 1998        31, 1997         31, 1996
                           --------       --------        --------        --------         --------

Total Assets            $ 46,542,559    $ 47,525,657    $ 48,834,623    $ 52,652,238    $ 53,583,381
                        ============    ============    ============    ============    ============

Long Term
Debt                    $ 29,209,358    $ 29,572,116    $ 29,915,975    $ 30,045,000    $ 30,025,487
                        ============    ============    ============    ============    ============
Income                    13,023,904      12,718,010      12,419,636      11,922,526      11,250,156
Operating Expenses       (11,034,040)    (11,077,253)    (11,488,193)    (10,755,270)    (10,854,181)
                        ------------    ------------    ------------    ------------    ------------
Income before
Extraordinary Item:     $  1,989,864    $  1,640,757    $    931,443       1,167,256    $    395,975

Extraordinary Item:              -               -      $    250,998             -               -
                        ------------    ------------    ------------    ------------    ------------
Net Income:             $  1,989,864    $  1,640,757    $  1,182,441    $  1,167,256    $    395,975
                        ============    ============    ============    ============    ============

Distributions to Unit
Holders,
per Unit:                       $.76            $.73           $1.43            $.64            $.54

Income per Unit:
Before Extra. Item              $.60            $.49            $.28            $.35            $.12
Extraordinary Item               -               -               .08             -               -

Weighted average
Number of Units
Outstanding:               3,303,387       3,303,387       3,303,387       3,303,387       3,303,387

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


         The Partnership had no capital expenditure commitments as of December 31, 2000 and does not anticipate any during the next fiscal year.

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

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build capital reserves. As of December 31, 2000, the Partnership had $3,155,170 in reserves.

         In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), restored the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

         For the year ended December 31, 2000, the Partnership made distributions to the Unit Holders of $2,510,569, which is equal, on an annualized basis, to 4.4% on their adjusted capital contributions ($.76 per $17.11 Unit). Distributions paid to Unit Holders in 1999 totaled $2,411,479, and $4,723,832 was paid in 1998, (of which $2,543,608 was the result of the liquidation of the Class D and R certificates, which were issued as a result of the original 1993 financing transaction).

         The distributions paid in 2000 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $3,142,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 2000 was approximately $22,006,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2000, the unpaid amount to be distributed to the General Partner was approximately $7,700,000.

Net Income

         For the years ended December 31, 2000, 1999 and 1998, income before extraordinary item was $1,989,864, $1,640,757 and $931,443 on total revenues of $13,023,904, $12,718,010 and $12,419,636, respectively. The increases are due primarily to higher revenue and lower operating expenses, specifically the reduction in interest paid on the Partnership's mortgage debt.

         Net income plus depreciation and amortization less distributions to Unit Holders, was $1,280,243, $1,072,491 and $(1,694,214), for the years ended
December 31, 2000, 1999 and 1998, respectively.

Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $222,181, $208,593, and $222,949, respectively, to perform local property management and investor relations services for the Partnership.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 92% as of December 2000, versus 93% in December 1999, and 93% in December 1998. The average monthly rent (not weighted average) was approximately $363 per home site in December 2000, versus $353 in December 1999 and $348 in December 1998, an increase of 2.8% and 1.4%, respectively.


                        TOTAL
                        SITES         OCCUPIED SITES              OCCUPANCY RATE                AVERAGE RENT
-------------------------------------------------------------------------------------------------------------------
                                   2000     1999     1998    2000        1999      1998   2000     1999      1998
                                   ----     ----     ----    ----        ----      ----   ----     ----      ----
Ardmor Village             339       336      335      329     99%      98.8%     97.1%    $346     $333      $319
Camelot Manor              335       311      323      321     93%      96.4      95.8      342      331       320
Country Roads              312       273      283      287     88%      90.7      92.0      242      253       240
Dutch Hills                278       274      269      261     99%      96.8      93.9      341      331       321
El Adobe                   371       323      344      363     87%      93.7      97.8      419      404       384
Paradise Village           611       481      504      504     79%      82.1      82.5      303      291       297
Stonegate Manor            308       293      302      295     95%      98.1      95.8      348      336       326
Sunshine Village           356       325      327      336     91%      91.9      94.4      447      434       418
West Valley                420       401      403      415     95%      95.7      98.8      479      467       449
                         -----     -----    -----    -----    ----      ----      ----     ----     ----      ----
Overall                  3,330     3,017    3,090    3,111     92%      92.8%     93.4%    $363     $353      $348



         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2000, 1999 and 1998.


                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                                 AND NET INCOME
-------------------------------------------------------------------------------------------------------------------------------
                                          2000          1999               1998           2000          1999              1998
                                          ----          ------             ----           ----          ----              ----
Ardmor Village                      $1,373,948      $1,267,773       $1,241,339       $789,214     $ 614,910         $ 664,873
Camelot Manor                        1,223,979       1,172,434        1,131,841        595,198       508,750           519,695
Country Roads                          810,253         864,405          836,800        197,804       284,374            43,923
Dutch Hills                          1,032,657         989,591          958,776        492,197       487,671           500,881
El Adobe                             1,703,048       1,748,554        1,731,799      1,051,291     1,128,435         1,137,530
Paradise Village                     1,641,550       1,570,490        1,448,095        356,666       248,023           297,217
Stonegate Manor                      1,157,531       1,146,597        1,110,040        591,013       568,042           544,209
Sunshine Village                     1,607,842       1,595,829        1,547,644        916,686       913,078           950,739
West Valley                          2,315,855       2,288,155        2,326,778      1,458,246     1,458,086         1,548,420
                                   -----------     -----------      -----------     ----------    ----------        ----------
                                    12,866,663      12,643,828       12,333,112     $6,448,315     6,211,369         6,207,487
Partnership
 Mgmt.                                $157,241          74,182           86,524     ($176,792)     (213,440)         (413,691)


Extinguisment of Debt                                                                     -            -               250,998
Other nonrecurring
Expenses                                                                                           (578,247)
                                                                                     (590,678)                       (589,597)


Debt Service                                                                       (1,890,033)   (1,935,712)       (2,425,579)

Depreciation and
Amortization                                                                       (1,800,948)   (1,843,213)      (1,847,177)
                                   -----------     -----------      -----------     ----------    ----------        ----------


TOTAL:                             $13,023,904     $12,718,010      $12,419,636     $1,989,864    $1,640,757        $1,182,441
===============================================================================================================================


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Gross revenues increased $305,894, or 2.4%, to $13,023,904 in 2000, compared to $12,718,010 in 1999. The increase is primarily the result of an increase in rental income due to higher average monthly rents. (See table on previous page).

         The Partnership's operating expenses decreased $43,213, or .4%, to $11,034,040 in 2000, compared to $11,077,253 in 1999. The decrease in due primarily to lower interest expense associated with the Partnership's mortgage debt.

         As a result of the foregoing factors, net income increased from $1,640,757 in 1999 to $1,989,864 in 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Gross revenues increased $298,374, or 2.34%, to $12,718,010 in 1999, compared to $12,419,636 in 1998. The increase was primarily the result of higher average occupancy and an increase in rental income due to higher average monthly rents. (See table on previous page.)

         The Partnership's operating expenses decreased $410,940, or 3.6%, to $11,077,253 in 1999, compared to $11,488,193 in 1998. The decrease is due primarily to lower interest expense associated with the Partnership'sMortgage debt and lower administrative expenses due to the absence of costs associated with the 1998 proxy.

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

         Note Payable: At December 31, 2000 the Partnership had a note payable outstanding in the amount of $29,209,358. Interest on this note is at a fixed rate of 6.37% through March 2009.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 2000, 1999 and 1998, and supplementary data are filed with this Report under Item 14.

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

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 51, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Charles Soberman, 51, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 47, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

         Roger Zlotoff, 40, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the

University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

                  The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $3,142,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2000, approximately $600,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2000 was approximately $7,700,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest could be made to the General Partner until the 10% cumulative preferred return of approximately $22,006,000, as of December 31, 2000, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

                  The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2000. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.


                  Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $643,765: Ardmor Village, $68,815; Camelot Manor, $61,199; Country Roads, $40,558; Dutch Hills, $51,634; El Adobe, $85,150; Paradise Village, $82,299; Stonegate Manor, $57,877; Sunshine Village, $80,439; and West Valley, $115,794. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                  Certain employees of affiliates of the General Partner were paid an aggregate of $222,181 during 2000 perform local property management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets as of December 31, 2000 and 1999

                  (iii) Statements of Income for the fiscal years ended December 31, 2000, 1999 and 1998

                  (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2000, 1999 and 1998

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2000, 1999 and 1998

         (2) The following financial statement schedule is filed with this report:

                             Schedule III - Real Estate and Accumulated
                               Depreciation for the fiscal years ended
                                  December 31, 2000, 1999 and 1998

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

         3(b)     Uniprop Income Fund II Agreement of Limited Partnership

         4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement among the Partnership, the General Partner and Consultant

         (b)      Reports on Form 8-K

                  The Partnership did not file any Forms 8-K during the fourth quarter of 2000.

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

         The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

         2 Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMACCM.

         The following exhibits are attached to this Report:


         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with auditing standards generally accepted in the United States of America.





February 7, 2001

                          UNIPROP MANUFACTURED HOUSING
                           COMMUNITIES INCOME FUND II
                        (A MICHIGAN LIMITED PARTNERSHIP)



                                                            FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                        CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             3



FINANCIAL STATEMENTS
        Balance Sheets                                                         4
        Statements of Income                                                   5
        Statements of Partners' Equity                                         6
        Statements of Cash Flows                                               7


NOTES TO FINANCIAL STATEMENTS                                               8-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

February 7, 2001

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS





December 31,                                             2000           1999
-------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                     $50,263,748    $49,776,786
   Land                                            11,662,525     11,644,103
   Manufactured homes and improvements              1,495,538      1,875,567
   Furniture and equipment                            506,322        453,437
-------------------------------------------------------------------------------

                                                   63,928,133     63,749,893
   Less accumulated depreciation                   22,262,202     20,587,823
-------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                         41,665,931     43,162,070

Cash                                                3,155,170      2,821,681
Unamortized financing costs (Note 2)                  578,652        597,528
Other assets (Note 3)                               1,142,806        944,378
-------------------------------------------------------------------------------

                                                  $46,542,559    $47,525,657
===============================================================================

LIABILITIES AND PARTNERS' EQUITY

Notes payable (Note 2)                            $29,209,358    $29,572,116
Accounts payable                                      179,442        235,098
Other liabilities (Note 4)                            725,874        769,853
-------------------------------------------------------------------------------

TOTAL LIABILITIES                                  30,114,674     30,577,067
-------------------------------------------------------------------------------

PARTNERS' EQUITY
   Unit holders                                    16,149,566     16,690,170
   General partner                                    278,319        258,420
-------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                             16,427,885     16,948,590
-------------------------------------------------------------------------------

                                                  $46,542,559    $47,525,657
===============================================================================


                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME




Year Ended December 31,                                      2000          1999          1998
---------------------------------------------------------------------------------------------
INCOME
   Rental                                             $12,290,877   $12,091,007   $11,737,284
   Interest                                               160,100        76,964       183,803
   Other                                                  572,927       550,039       498,549
---------------------------------------------------------------------------------------------

                                                       13,023,904    12,718,010    12,419,636
---------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Property operations                                  5,171,193     5,170,508     5,054,906
   Depreciation and amortization                        1,800,948     1,843,213     1,847,177
   Administrative (Note 5)                              1,157,307     1,134,947     1,233,734
   Property taxes                                       1,014,559       992,873       926,797
   Interest                                             1,890,033     1,935,712     2,425,579
---------------------------------------------------------------------------------------------

                                                       11,034,040    11,077,253    11,488,193
---------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                        1,989,864     1,640,757       931,443
EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
   OF DEBT (Note 2)                                           -             -         250,998
---------------------------------------------------------------------------------------------

NET INCOME                                            $ 1,989,864   $ 1,640,757   $ 1,182,441
=============================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)
   Income before extraordinary item                   $       .60   $       .49   $       .28
   Extraordinary item                                         -             -             .08
---------------------------------------------------------------------------------------------

                                                      $       .60   $       .49   $       .36
=============================================================================================

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)   $       .76   $       .73   $      1.43
=============================================================================================

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING         3,303,387     3,303,387     3,303,387
=============================================================================================

NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)
   Income before extraordinary item                   $    19,899   $    16,408   $     9,314
   Extraordinary item                                         -             -           2,510
---------------------------------------------------------------------------------------------

                                                      $    19,899   $    16,408   $    11,824
=============================================================================================

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER            $       -     $       -     $       -
=============================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                      General
                                      Partner      Unit Holders          TOTAL
--------------------------------------------------------------------------------

BALANCE, January 1, 1998             $230,188        $21,030,515   $21,260,703

Distributions to unit holders               -         (4,723,832)   (4,723,832)

Net income for the year                11,824          1,170,617     1,182,441
--------------------------------------------------------------------------------

BALANCE, December 31, 1998            242,012         17,477,300    17,719,312

Distributions to unit holders               -         (2,411,479)   (2,411,479)

Net income for the year                16,408          1,624,349     1,640,757
--------------------------------------------------------------------------------

BALANCE, December 31, 1999            258,420         16,690,170    16,948,590

Distributions to unit holders               -         (2,510,569)   (2,510,569)

Net income for the year                19,899          1,969,965     1,989,864
--------------------------------------------------------------------------------

BALANCE, December 31, 2000           $278,319        $16,149,566   $16,427,885
================================================================================


                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS




Year Ended December 31,                                                         2000              1999           1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  1,989,864      $  1,640,757  $   1,182,441
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                        1,779,936         1,817,941      1,817,628
       Amortization                                                           21,012            25,272         29,549
       Loss (gain) on sale of property and equipment                         220,950           (70,903)      (188,583)
       Extraordinary item - gain on extinguishment of debt                         -                 -       (250,998)
       (Increase) decrease in other assets                                  (200,564)           36,968       (365,610)
       Increase (decrease) in accounts payable                               (55,656)          (87,242)       196,277
       Decrease in other liabilities                                         (43,979)         (107,143)      (343,476)
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,711,563         3,255,650      2,077,228
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (1,723,045)         (994,655)    (1,422,431)
   Proceeds from sale of property and equipment                            1,218,298           833,710      1,183,069
   Proceeds from redemption of investment                                          -                 -      2,418,891
   Proceeds from redemption of mortgage backed securities                          -                 -      1,502,250
   Proceeds from sale of marketable securities                                     -                 -        875,859
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (504,747)         (160,945)     4,557,638
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                                          (2,510,569)       (2,411,479)    (4,723,832)
   Repayments of notes payable                                              (362,758)         (343,859)   (30,129,025)
   Proceeds from note payable                                                      -                 -     30,000,000
   Payment for financing costs                                                     -                 -       (930,247)
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                     (2,873,327)       (2,755,338)    (5,783,104)
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                         333,489           339,367        851,762

CASH, at beginning of year                                                 2,821,681         2,482,314      1,630,552
-----------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                                    $  3,155,170      $  2,821,681  $   2,482,314
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS






                               PROPERTY AND EQUIPMENT

                               Property and equipment are stated at cost.
                               Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

                               Accumulated depreciation for tax purposes was $19,817,204 and $18,414,221 as of December 31,
                               2000 and 1999, respectively.

                               Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2000.

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

                               REVENUE RECOGNITION

                               Rental income attributable to leases is recorded when due from the lessees.

                               INCOME TAXES

                               Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

                               RECENT ACCOUNTING PRONOUNCEMENTS

                               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137 and 138, will become effective in fiscal 2001, and will not have any impact on the Partnership's financial statements.

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

                               Future maturities on the note payable for the next five years are as follows: 2001 - $392,000; 2002 - $418,000; 2003 - $445,000; 2004 -
                               $470,000; and 2005 - $506,000.

3.   OTHER ASSETS              At December 31, 2000 and 1999, "Other Assets"
                               included cash of approximately $316,000 and $319,000 in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The cash is restricted from operating use.

                               At December 31, 2000 and 1999, "Other assets" also included cash of approximately $216,000 in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS






4.   OTHER LIABILITIES         Other liabilities consisted of:

                               December 31,                        2000          1999
                               --------------------------------------------------------

                               Tenants' security deposits      $558,773      $548,434
                               Accrued interest                 106,066       125,049
                               Other                             61,035        96,370
                               --------------------------------------------------------

                               TOTAL                           $725,874      $769,853
                               ========================================================


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

                               FEES AND EXPENSES

                               During the years ended December 31, 2000, 1999 and 1998, the affiliate earned property management fees of $643,765, $631,175 and $611,741, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $18,635 by the affiliate at December 31, 2000 and owed the affiliate $13,231 at December 31, 1999.

                               Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership $222,181, $208,593 and $222,949 in 2000, 1999 and
                               1998, respectively, to perform local property management and investor relations services for the Partnership.

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


6.   RECONCILIATION OF
     FINANCIAL STATEMENT
     INCOME AND TAXABLE
     INCOME

                               Year Ended December 31,            2000         1999          1998
                               -----------------------------------------------------------------------
                               Income per the financial
                                 statements                  $  1,989,864  $ 1,640,757   $  1,182,441

                               Adjustments to depreciation
                                 for difference in methods        271,397      158,545        168,071

                               Adjustments for prepaid
                                 rent, meals and
                                 entertainment                     47,582       (7,920)         3,448

                               Adjustment for LLC income                -            -     (1,106,973)
                               -----------------------------------------------------------------------

                               INCOME PER THE PARTNER-
                                 SHIP'S TAX RETURN           $  2,308,843  $ 1,791,382   $    246,987
                               =======================================================================

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

                               Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $3,142,000 and $3,240,000 in 2000 and 1999, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $22,006,000 has been distributed to the unit holders.

                               At December 31, 2000, the general partner's cumulative incentive management interest to be distributed was approximately $7.7 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal 2001.

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

8.   SUPPLEMENTAL CASH FLOW    Interest paid during 2000, 1999 and 1998 was
     INFORMATION               approximately $1,909,000, $1,935,000 and
                               $2,531,000, respectively.

9.    INTERIM RESULTS          The following summary represents the unaudited
     (UNAUDITED)               results of operations of the Partnership,
                               expressed in thousands except per unit amounts, for the periods from January 1, 1999 through December 31, 2000:

                                                                   Three Months Ended
                               --------------------------------------------------------------------------------------------
                               2000                                   March 31,    June 30,  September 30,   December 31,
                               --------------------------------------------------------------------------------------------

                               REVENUES                               $   3,244    $  3,251   $     3,316     $     3,213
                               ============================================================================================
                               NET INCOME                             $     615    $    402   $       446     $       527
                               ============================================================================================
                               INCOME PER LIMITED PARTNERSHIP UNIT    $     .19    $    .12   $       .13     $       .16
                               ============================================================================================

                                                                   Three Months Ended
                               --------------------------------------------------------------------------------------------
                               1999                                   March 31,    June 30,  September 30,   December 31,
                               --------------------------------------------------------------------------------------------
                               REVENUES                               $   3,198    $  3,107   $     3,187     $     3,226
                               ============================================================================================
                               NET INCOME                             $     484    $    351   $       367     $       439
                               ============================================================================================
                               INCOME PER LIMITED PARTNERSHIP UNIT    $     .15    $    .11   $       .11     $       .12
                               ============================================================================================

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2000


       Column A             Column B                   Column C                         Column D
-----------------------   --------------   --------------------------------  ------------------------------
                                                                                                      Costs
                                                                                                Capitalized
                                                                                              Subsequent to
                                                     Initial Cost                               Acquisition
                                           --------------------------------  ------------------------------
                                                              Buildings and                   Buildings and
Description               Encumbrance      Land                Improvements         Land       Improvements
---------------------------------------------------------------------------  ------------------------------


Ardmor Village
   (Lakeville, MN)         $2,833,308      $1,063,253           $ 4,253,011     $      -         $  983,814


Sunshine Village
   (Davie, FL)              4,176,938      1,215,862              4,875,878            -            202,610

Camelot Manor
   (Grand Rapids, MI)       3,373,681      918,949                3,681,051            -            648,836

Country Roads
   (Jacksonville, FL)               -      636,550                2,546,200       38,106            660,460

Paradise Village
   (Tampa, FL)                      -      1,760,000              7,040,000      279,053          1,316,495

Dutch Hills
   (Haslett, MI)            2,512,005      839,693                3,358,771       41,526            465,916

Stonegate Manor
   (Lansing, MI)            2,935,540      930,307                3,721,229       40,552            384,914

El Adobe
   (Las Vegas, NV)          5,384,258      1,480,000              5,920,000       39,964            372,017

West Valley
   (Las Vegas NV)           7,993,628      2,289,700              9,158,800       89,010            673,746
-----------------------------------------------------------------------------------------------------------

                           $29,209,358     $11,134,314          $44,554,940     $528,211         $5,708,808
===========================================================================================================


       Column A                           Column E                     Column F      Column G        Column H
-----------------------   ----------------------------------------   -------------   ----------    --------------


                                Gross Amount at Which Carried                                      Life on Which
                                     at Close of Period                                          Depreciation in
                          ----------------------------------------                                 Latest Income
                                       Buildings and                 Accumulated          Date      Statement is
Description                      Land  Improvements          Total   Depreciation     Acquired          Computed
----------------------------------------------------------------------------------------------------------------
Ardmor Village
   (Lakeville, MN)         $1,063,253   $ 5,236,825     $6,300,078    $2,169,071          1987          30 years

Sunshine Village
   (Davie, FL)              1,215,862     5,078,488      6,294,350     2,324,246          1987          30 years

Camelot Manor
   (Grand Rapids, MI)         918,949     4,329,887      5,248,836     1,897,209          1987          30 years

Country Roads
   (Jacksonville, FL)         674,656     3,206,660      3,881,316     1,251,519          1987          30 years

Paradise Village
   (Tampa, FL)              2,039,053     8,356,495     10,395,548     3,407,310          1987          30 years

Dutch Hills
   (Haslett, MI)              881,219     3,824,687      4,705,906     1,644,059          1987          30 years

Stonegate Manor
   (Lansing, MI)              970,859     4,106,143      5,077,002     1,772,926          1987          30 years

El Adobe
   (Las Vegas, NV)          1,519,964     6,292,017      7,811,981     2,725,425          1988          30 years

West Valley
   (Las Vegas NV)           2,378,710     9,832,546     12,211,256     4,212,095          1988          30 years
----------------------------------------------------------------------------------------------------------------

                          $11,662,525   $50,263,748    $61,926,273   $21,403,860
=================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2000



1.   RECONCILIATION OF LAND       The following table reconciles the
                                  land from January 1, 1998 to
                                  December 31, 2000:

                                                                  2000              1999             1998
                                  ----------------------------------------------------------------------------
                                  BALANCE, at January 1     $   11,644,103    $   11,644,103   $   11,644,103

                                  Additions to land                 18,422                 -                -
                                  ----------------------------------------------------------------------------

                                  BALANCE, at December 31   $   11,662,525    $   11,644,103   $   11,644,103
                                  ----------------------------------------------------------------------------


2.   RECONCILIATION OF BUILDINGS  The following table reconciles the
     AND IMPROVEMENTS             buildings and improvements from
                                  January 1, 1998 to December 31,:

                                                                        2000            1999           1998
                                  --------------------------------------------------------------------------

                                  BALANCE, at January 1       $   49,776,786    $ 49,421,935   $ 49,099,290

                                  Additions to buildings and
                                    improvements                     720,962         354,851        322,645
                                  Cost of assets sold               (234,000)              -              -
                                  --------------------------------------------------------------------------

                                  BALANCE, at December 31     $   50,263,748    $ 49,776,786   $ 49,421,935
                                  --------------------------------------------------------------------------

3.      RECONCILIATION OF         The following table reconciles the
        ACCUMULATED               accumulated depreciation from
        DEPRECIATION              January 1, 1998 to December 31,
                                  2000:

                                                                     2000              1999             1998
                                  ---------------------------------------------------------------------------

                                  BALANCE, at January 1    $   19,813,467    $   18,101,874   $   16,399,511

                                  Current year
                                    depreciation expense        1,718,836         1,711,593        1,702,363
                                  Accumulated depreciation
                                    on assets sold               (128,443)                -                -
                                  ---------------------------------------------------------------------------

                                  BALANCE, at December 31  $   21,403,860    $   19,813,467   $   18,101,874
                                  ---------------------------------------------------------------------------

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

                           Uniprop Manufactured Housing Communities
                           Income Fund II, a Michigan Limited Partnership

                           BY: Genesis Associates Limited Partnership, General Partner

                                   BY:   Uniprop, Inc., Managing General Partner


                                         By: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, Chairman
Dated:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Gloria A. Koster                    By: /s/ Paul M. Zlotoff
    --------------------------------            ------------------------------------------
      Gloria A. Koster                          Paul M. Zlotoff, Chairman of Uniprop, Inc.
      (Chief Financial Officer of               (Principal Executive Officer)
      Uniprop, Inc.)


Dated:  March 30, 2001                      Dated: March 30, 2001
By: /s/ Susann Szepytowski
   -----------------------
   Susann Szepytowski
   (Controller of Uniprop, Inc.)

Dated:  March 30, 2001




                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION                              METHOD OF FILING                             PAGE

2                   Mortgage Notes,made on August 20,       Incorporated by reference to the Form
                    1998 between Uniprop Income Fund II     8-K filed on September 8, 1998.
                    and GMACCM

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

28                  Letter summary of the estimated fair
                    market values of the Partnership's
                    nine manufactured housing communities,   Filed herewith.
                    as of March 1, 2000.