Form 10-Q
period 2001-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2001-05-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001                Commission File No. 0-16701





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

                                      INDEX
                                      -----


                                                                       Page
                                                                       ----

PART I                            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 2001 (Unaudited) and
                  December 31, 2000                                       3

                  Statements of Income
                  Three months ended March 31, 2001
                  and 2000 (Unaudited)                                    4

                  Statement of Partners Equity
                  Three months ended March 31, 2001(Unaudited)            4

                  Statements of Cash Flows
                  Three months ended March 31, 2001
                  and 2000 (Unaudited)                                    5

                  Notes to Financial Statements
                  March 31, 2001 (Unaudited)                              6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                           7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                          10

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                       10


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                   MARCH 31,2000                     DECEMBER 31, 2000
                                                         -------------                     -----------------
                                                          (Unaudited)
Properties:
  Land                                                    $11,662,525                        $11,662,525
  Buildings And Improvements                               50,334,263                         50,263,748
  Furniture And Fixtures                                      521,171                            506,322
  Manufactured Homes and Improvements                       1,512,111                          1,495,538
                                                           ----------                          ---------
                                                           64,030,070                         63,928,133

  Less Accumulated Depreciation                            22,707,186                         22,262,202
                                                          -----------                         ----------
                                                           41,322,884                         41,665,931

Cash And Cash Equivalents                                   3,659,463                          3,155,170
Unamortized Finance Costs                                     573,399                            578,652
Other Assets                                                  849,690                          1,142,806
                                                             --------                          ---------

Total Assets                                              $46,405,436                        $46,542,559
                                                         ------------                        -----------




LIABILITIES                                              MARCH 31,2001                     DECEMBER 31, 2000
                                                         -------------                     -----------------
                                                          (UNAUDITED)

 Accounts Payable                                            $113,615                           $179,442
 Other Liabilities                                            727,469                            725,874
 Notes Payable                                             29,107,442                         29,209,358
                                                          -----------                         ----------

Total Liabilities                                         $29,948,526                        $30,114,674

Partners' Equity:
  General Partner                                             284,886                            278,319
   Unit Holders                                            16,172,024                         16,149,566

Total Partners' Equity                                     16,456,910                         16,427,885
                                                          -----------                         ----------

Total Liabilities And
  Partners' Equity                                        $46,405,436                        $46,542,559
                                                         ------------                        -----------



                       See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                 THREE MONTHS ENDED
                                                               MARCH 31, 2001    MARCH 31, 2000
                                                               --------------    --------------
                                                                 (unaudited)      (unaudited)

Income:
  Rental Income                                                  $3,099,590      $3,057,971
  Other                                                             192,457         185,634
                                                                 ----------      ----------

Total Income                                                     $3,292,047      $3,243,605
                                                                 ----------      ----------

Operating Expenses:
  Administrative Expenses
   (Including $162,683 and $160,975, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2001 and 2000 Respectively)                            845,724         777,114
  Property Taxes                                                    241,805         251,067
  Utilities                                                         208,143         243,161
  Property Operations                                               422,660         421,455
  Depreciation And Amortization                                     450,237         460,803
  Interest                                                          466,810         475,008
                                                                 ----------      ----------

Total Operating Expenses                                         $2,635,379      $2,628,608
                                                                 ----------      ----------

Net Income                                                       $  656,668      $  614,997
                                                                 ----------      ----------

Income Per Unit:                                                       0.20            0.19

Distribution Per Unit:                                                 0.19            0.19

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March  31, 2001 and 2000                                         3,303,387       3,303,387





STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                                  General Partner   Unit Holders          Total
                                                  ---------------   ------------          -----

Balance, January 1, 2001                             $ 278,319      $ 16,149,566      $ 16,427,885
Net Income                                               6,567           650,101           656,668
Distributions                                                -          (627,643)         (627,643)

                                                  -------------------------------------------------
Balance as of March 31, 2001                         $ 284,886      $ 16,172,024      $ 16,456,910
                                                  =================================================

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                MARCH 31,2001   MARCH 31,2000
                                                -------------   -------------
                                                (unaudited)     (unaudited)
Cash Flows From Operating Activities:
  Net Income                                     $   656,668    $   614,997
                                                 -----------    -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                       444,984        454,485
  Amortization                                         5,253          6,318
(Increase) Decrease In Other Assets                  293,116       (218,557)
  Increase (Decrease) In Accounts Payables           (65,827)        69,896
  Increase (Decrease) Other Liabilities                1,595        233,528
                                                 -----------    -----------

Total Adjustments                                    679,121        545,670
                                                 -----------    -----------

    Net Cash Provided By (Used In)
      Operating Activities                         1,335,789      1,160,667
                                                 -----------    -----------

Cash Flows From Investing Activities:
  Capital Expenditures                              (252,937)      (216,202)
  Proceeds from Sale of Property and Equipment       151,000              0
                                                 -----------    -----------

    Net Cash Provided By (Used In)
      Investing Activities                          (101,937)      (216,202)
                                                 -----------    -----------

Cash Flows From Financing Activities:
  Distributions To Partners                         (627,643)      (627,643)
   Payment On Mortgage                              (101,916)       (91,625)
                                                 -----------    -----------

Net Cash Provided By (Used In)
  Financing Activities                              (729,559)      (719,268)
                                                 -----------    -----------

Increase (Decrease) In Cash and Equivalents          504,293        225,197
Cash and Equivalents, Beginning                    3,155,170      2,821,681
                                                 -----------    -----------

Cash and Equivalents, Ending                     $ 3,659,463    $ 3,046,878
                                                 -----------    -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2001 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2000.

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

Distributable Cash from Operations totaled $1,106,905 and $1,075,800 for the quarters ended March 31, 2001 and 2000, respectively. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $693,711, or $.21 per unit, to the unit holders during the quarter ending June 30, 2001. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of March 31, 2001, the Partnership's cash reserves amounted to $3,659,463.

Once the distribution is paid to unit holders, the cash reserve amount will be approximately $2,965,752. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 91% (3,018/3,330 sites) at the end of March 2001, versus 92% (3,065/3,330) for March 2000. The average monthly homesite rent as of March 31, 2001 was approximately $363, versus $356, an increase of 2% from March 2000.

                      TOTAL            OCCUPIED        OCCUPANCY        AVERAGE*
                      CAPACITY         SITES           RATE             RENT
Ardmor Village        339              336             99%              $345
Camelot Manor         335              311             93%               342
Country Roads         312              274             88%               241
Dutch Hills           278              274             99%               341
El Adobe              371              323             88%               419
Paradise Village      611              481             78%               303
Stonegate Manor       308              293             95%               348
Sunshine Village      356              325             91%               447
West Valley           420              401             95%               479
                      ---              ----            ---               ---

TOTAL ON 3/31/01:     3,330            3,018           91%              $363
TOTAL ON 3/31/00:     3,330            3,065           92%              $356

*NOT A WEIGHTED AVERAGE

                                        GROSS REVENUES                   NET INCOME
                                    3/31/01        3/31/00        3/31/01          3/31/00
Ardmor Village                  $   357,865    $   375,167    $   209,690    $   232,745
Camelot Manor                       309,820        295,662        171,331        145,103
Country Roads                       190,045        185,971         43,197         38,720
Dutch Hills                         263,593        250,611        132,831        121,462
El Adobe                            407,354        426,537        258,559        278,760
Paradise Village                    434,786        406,278        137,000         97,882
Stonegate Manor                     289,386        289,884        160,849        156,148
Sunshine Village                    420,256        404,880        237,941        232,435
West Valley                         581,780        578,341        391,834        356,143
                                -----------    -----------    -----------    -----------
                                  3,254,885      3,213,331      1,743,232      1,659,399

Partnership Management:              37,162         30,274        (66,215)       (29,632)

Other Non Recurring expenses:          --             --         (103,302)       (78,958)

Debt Service                                                     (466,810)      (475,008)

Depreciation and Amortization          --             --         (450,237)      (460,803)
                                -----------    -----------    -----------    -----------
                                $ 3,292,047    $ 3,243,605    $   656,668    $   614,997



COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

Gross revenues increased $48,442 to $3,292,047 in 2001, as compared to $3,243,605 in 2000. The increase was the result of the increase in average monthly rents.
(See table on previous page.)

As described in the Statements of Income, total operating expenses increased only $6,771, or 0.26%, to $2,635,379 in 2001, as compared to $2,628,608 in 2000.

As a result of the aforementioned factors, Net Income increased to $656,668 for the first quarter of 2001 compared to $614,997 for the first quarter of 2000, a 7% increase.

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

         Note Payable: At March 31, 2001 the Partnership had a note payable outstanding in the amount of $29,107,422. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure



                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

               (a)  Reports on Form 8-K
                      There were no reports filed on Form 8-K during the three months ended March 31, 2001.

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



                               Uniprop Manufactured Housing Communities
                               Income Fund II, a Michigan Limited Partnership

                               BY: Genesis Associates Limited Partnership, General Partner

                                       BY:      Uniprop, Inc.,
                                                its Managing General Partner


                                                By: /s/ Paul M. Zlotoff
                                                    ---------------------------
                                                    Paul M. Zlotoff, President


                                                By: /s/ Gloria A. Koster
                                                    ----------------------------
                                                    Gloria A. Koster,
                                                    Principal Financial Officer



Dated: May 14, 2001