Form 10-Q
period 2001-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2001-08-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended June 30, 2001          Commission File No. 0-16701

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

                                      INDEX


                                                                                             Page
                                                                                             ----
PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 2001 (Unaudited) and
                  December 31, 2000                                                             3

                  Statements of Income Six months ended June 30, 2001 and 2000
                  Three months ended June 30, 2001 and 2000
                  (Unaudited)                                                                   4

                  Statement of Partners Equity
                  Six months ended June 30, 2001 (Unaudited)                                    4

                  Statements of Cash Flows
                  Six months ended June 30, 2001
                  and 2000 (Unaudited)                                                          5

                  Notes to Financial Statements
                  June 30, 2001 (Unaudited)                                                     6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                 7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                                 10

PART II           OTHER INFORMATION                                                             10

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                              10


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                    JUNE 30,2001    DECEMBER 31, 2000
                                          ------------    -----------------
                                           (UNAUDITED)
Properties:
  Land                                     $11,662,525      $11,662,525
  Buildings And Improvements                50,379,003       50,263,748
  Furniture And Fixtures                       521,171          506,322
  Manufactured Homes and Improvements        1,501,987        1,495,538
                                           -----------      -----------
                                            64,064,686       63,928,133

  Less Accumulated Depreciation             23,133,183       22,262,202
                                           -----------      -----------
                                            40,931,503       41,665,931

Cash And Cash Equivalents                    3,781,044        3,155,170
Unamortized Finance Costs                      568,146          578,652
Other Assets                                 1,036,903        1,142,806
                                           -----------      -----------

Total Assets                               $46,317,596      $46,542,559
                                           -----------      -----------


LIABILITIES & PARTNER  EQUITY             JUNE 30,2001   DECEMBER 31, 2000
                                          ------------   -----------------
                                           (UNAUDITED)
 Accounts Payable                          $   126,623      $   179,442
 Other Liabilities                             916,608          725,874
 Notes Payable                              29,014,140       29,209,358
                                           -----------      -----------

Total Liabilities                          $30,057,371      $30,114,674

Partners' Equity:
  General Partner                              289,856          278,319
   Unit Holders                             15,970,369       16,149,566
                                           -----------      -----------

Total Partners' Equity                      16,260,225       16,427,885
                                           -----------      -----------

Total Liabilities And
  Partners' Equity                         $46,317,596      $46,542,559
                                           -----------      -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                           SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                       JUNE 30, 2001       JUNE 30, 2000         JUNE 30,2001        JUNE 30, 2000
                                                       -------------       -------------         ------------        -------------
                                                        (unaudited)         (unaudited)          (unaudited)          (unaudited)
Income:
  Rental Income                                          $ 6,164,348         $ 6,104,432              3,064,758          3,046,461
  Other                                                      379,427             390,621                186,970            204,987
                                                         -----------         -----------            -----------        -----------

Total Income                                             $ 6,543,775         $ 6,495,053              3,251,728          3,251,448
                                                         -----------         -----------            -----------        -----------

Operating Expenses:
  Administrative Expenses
   (Including $323,555, $321,323,$162,683,
   and $160,795, in Property Management
   Fees Paid to an Affiliate for the Six and
   Three Month Period Ending
   June 30, 2001 and 2000 Respectively)                    1,714,320           1,633,731                868,596            856,617
  Property Taxes                                             498,869             501,822                257,064            250,755
  Utilities                                                  423,969             477,018                215,826            233,857
  Property Operations                                        935,117             968,942                512,457            547,487
  Depreciation And Amortization                              881,487             941,614                431,250            480,811
  Interest                                                   936,318             954,446                469,508            479,438
                                                         -----------         -----------            -----------        -----------

Total Operating Expenses                                 $ 5,390,080         $ 5,477,573            $ 2,754,701        $ 2,848,965
                                                         -----------         -----------            -----------        -----------

Net Income                                               $ 1,153,695         $ 1,017,480            $   497,027        $   402,483
                                                         -----------         -----------            -----------        -----------

Income Per Unit:                                                0.35                0.31                   0.15               0.12

Distribution Per Unit:                                          0.40                0.38                   0.21               0.19

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 2001 and 2000                                    3,303,387           3,303,387              3,303,387          3,303,387


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                     General Partner        Unit Holders              Total
                                                     ---------------        ------------              -----
Balance, January 1, 2001                                 $   278,319         $16,149,566            $16,427,885
Distributions                                                      0          (1,321,355)            (1,321,355)
Net Income                                                    11,537           1,142,158            $ 1,153,695
                                                         -----------         -----------            -----------

Balance as of June 30, 2001                              $   289,856         $15,970,369            $16,260,225
                                                         -----------         -----------            -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS ENDED
                                                     JUNE 30,2001      JUNE 30,2000
                                                     ------------      ------------
                                                     (unaudited)       (unaudited)
Cash Flows From Operating Activities:
  Net Income                                         $ 1,153,695       $ 1,017,480
                                                     -----------       -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                           870,981           928,971
  Amortization                                            10,506            12,643
  Loss on Sale of Property and Equipment                  95,529                 0
(Increase) Decrease In Other Assets                      105,903            51,565
  Increase  (Decrease) In Accounts Payables              (52,819)          (64,293)
  Increase (Decrease) Other Liabilities                  190,734           174,583
                                                     -----------       -----------

Total Adjustments                                      1,220,834         1,103,469
                                                     -----------       -----------

    Net Cash Provided By (Used In)
      Operating Activities                             2,374,529         2,120,949
                                                     -----------       -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                  (823,030)         (288,155)
   Proceeds from Sale of Property and Equipment          590,948                 0
                                                     -----------       -----------

    Net Cash Provided By (Used In)
      Investing Activities                              (232,082)         (288,155)
                                                     -----------       -----------

Cash Flows From Financing Activities:
   Payment On Mortgage                                  (195,218)         (178,821)
  Distributions To Partners                           (1,321,355)       (1,255,287)
                                                     -----------       -----------

Net Cash Provided By (Used In)
  Financing Activities                                (1,516,573)       (1,434,108)
                                                     -----------       -----------

Increase (Decrease) In Cash and Equivalents              625,874           398,686
Cash and Equivalents, Beginning                        3,155,170         2,821,681
                                                     -----------       -----------

Cash and Equivalents, Ending                         $ 3,781,044       $ 3,220,367
                                                     -----------       -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (Unaudited)

1.       BASIS OF PRESENTATION:

The accompanying unaudited 2001 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2000.

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

Net Cash from Operations totaled $928,277 and $883,294 for the quarters ended June 30, 2001 and 2000, respectively. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Net Cash from Operations the General Partner has decided to distribute $693,711, or $.21 per unit, to the unit holders during the quarter ending June 30, 2001. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of June 30, 2001, the Partnership's cash reserves amounted to $3.8 million.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 89% (2,948/3,329 sites) at the end of June 2001, versus 92% (3,068/3,329) for June 2000. The average monthly homesite rent as of June 30, 2001 was approximately $370, versus $359, an increase of 3% from June 2000.

                            TOTAL        OCCUPIED       OCCUPANCY       AVERAGE*
                           CAPACITY        SITES           RATE           RENT
                           --------        -----           ----           ----
Ardmor Village               339            335             99%          $ 351
Camelot Manor                335            304             91%            348
Country Roads                311            262             84%            251
Dutch Hills                  278            273             98%            346
El Adobe                     367            311             85%            424
Paradise Village             614            455             73%            315
Stonegate Manor              308            281             91%            352
Sunshine Village             356            330             93%            462
West Valley                  421            397             94%            479
                           -----          -----             ---          -----

TOTAL ON 6/30/01:          3,329          2,948             89%          $ 370
TOTAL ON 6/30/00:          3,329          3,068             92%          $ 359

* NOT A WEIGHTED AVERAGE

                                                 GROSS REVENUES                                NET INCOME
                                          6/30/01               6/30/00               6/30/01               6/30/00
Ardmor Village                         $   371,432           $   306,933           $   210,288           $   199,567
Camelot Manor                              297,570               296,909               141,586               130,799
Country Roads                              197,286               240,775                21,830                (7,346)
Dutch Hills                                256,229               260,766               117,344               121,808
El Adobe                                   393,503               428,028               230,487               280,748
Paradise Village                           423,274               419,436               131,902                78,465
Stonegate Manor                            275,455               284,993               138,991               160,597
Sunshine Village                           437,457               411,346               261,717               242,758
West Valley                                566,552               560,910               345,477               367,804
                                       -----------           -----------           -----------           -----------
                                         3,218,758             3,210,096             1,599,622             1,575,200

Partnership Management:                     32,970                41,352               (62,663)             (103,875)

Other Non Recurring expenses:                   --                    --              (139,174)             (108,593)

Debt Service                                                                          (469,508)             (479,438)

Depreciation and Amortization                   --                    --              (431,250)             (480,811)
                                       -----------           -----------           -----------           -----------
                                       $ 3,251,728           $ 3,251,448           $   497,027           $   402,483


COMPARISON OF SIX MONTHS AND QUARTER ENDED JUNE 30, 2001 TO SIX MONTHS AND QUARTER ENDED JUNE 30, 2000

Gross revenues for the first six months of 2001 increased slightly, $6,543,775 as compared to $6,495,053 for the same six months of 2000. Gross revenues for the quarter increased $280 to $3,251,728 in 2001, as compared to $3,251,448 the same three months 2000.

These increases are due to higher site rental fees. (See table in previous section.)

As described in the Statements of Income, Total Operating Expenses for the first six months of 2001 were $5,390,080 a 1.6% decrease for $5,477,573 for the same six months of 2000. Total Operating Expenses for the three months ended June decreased $94,264, or 3.3%, to $2,754,701 in 2001, as compared to $2,848,965 in
2000.

As a result of the aforementioned factors, Net Income increased to $1,153,695, compared to $1,017,480 in 2000, $497,027 for the second quarter of 2001 compared to $402,483 for the second quarter of 2000, a 23% increase.

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

         Note Payable: At June 30, 2001 the Partnership had a note payable outstanding in the amount of $29,014,140. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure

                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

           (a)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the three months ended June 30, 2001.

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



Dated: August 10, 2001