Form 10-K
period 2001-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2002-03-25
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 2001 Commission File No. 0-16701


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


                               Yes [ X ]         No [   ]


As of March 1, 2002, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 2002 appraisal of Partnership properties), was approximately $49,558,242.


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

         On August 20, 1998, the Partnership borrowed $30,000,000 (the "Loan") from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The Loan carries a fixed interest rate of 6.37% over its term of 120 months and is amortized over 360 months. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000, which was the result of a 1993 mortgage financing transaction.

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

----------------------------------------------------------------------------------------------------------------

PROPERTY NAME                                                                                NUMBER
AND LOCATION                             YEAR CONSTRUCTED          ACREAGE                  OF SITES
------------                             ----------------          -------                  --------

---------------------------------------------------------------------------------------------------------------
Ardmor Village
Cedar Avenue S.
Lakeville, MN                                  1974                   74                       339

Camelot Manor
South Division
Grand Rapids, MI                               1973                   57                       335

Country Roads
Townsend Road
Jacksonville, FL                               1967                   37                       312

Dutch Hills
Upton Road
Haslett, MI                                    1975                  42.8                      278

El Adobe
N. Lamb Blvd.
Las Vegas, NV                                  1975                   36                       371

Paradise Village
Paradise Drive
Tampa, FL                                      1971                   91                       611

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                                    1968                  43.6                      308

Sunshine Village
Southwest 5th St.
Davie, FL                                      1972                   45                       356

West Valley
W. Tropicana Ave
Las Vegas, NV                                  1972                   53                       420
---------------------------------------------------------------------------------------------------------------



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders and Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% of the then outstanding interests. No matters were submitted to Unit Holders for vote during 2001.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop. During the last twelve months, less than five percent (5.0%) of the Units have been transferred, excluding transfers due to death or intra-family transfers. The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2002, the Properties were appraised at an aggregate fair market value of $80,800,000. Assuming a sale of the nine properties in March 2002, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $49,558,242 or $15.01 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2002, the Partnership had approximately 4,650 Unit Holders.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2001, 2000, 1999, 1998 and 1997:

                           FISCAL YEAR             FISCAL YEAR          FISCAL YEAR             FISCAL YEAR           FISCAL YEAR
                              ENDED                   ENDED               ENDED                   ENDED                 ENDED
                             DECEMBER               DECEMBER             DECEMBER                DECEMBER              DECEMBER
                             31, 2001               31, 2000             31, 1999                31, 1998              31, 1997
                             --------               --------             --------                --------              --------
Total Assets              $ 45,616,944           $ 46,542,559           $ 47,525,657           $ 48,834,623           $ 52,652,238
                          ============           ============           ============           ============           ============
Long Term
Debt                      $ 28,817,758           $ 29,209,358           $ 29,572,116           $ 29,915,975           $ 30,045,000
                          ============           ============           ============           ============           ============
Income                      12,959,345             13,023,905             12,718,010             12,419,636             11,992,526
Operating Expenses         (10,848,522)           (11,034,041)           (11,077,253)           (11,488,193)           (10,755,270)
                          ------------           ------------           ------------           ------------           ------------
Income before
Extraordinary Item:       $  2,110,823           $  1,989,864           $  1,640,757           $    931,443           $  1,167,256

Extraordinary Item:                  -                      -                      -           $    250,998                      -
                          ------------           ------------           ------------                                  ------------

Net Income:               $  2,110,823           $  1,989,864           $  1,640,757           $  1,182,441           $  1,167,256
                          ============           ============           ============           ============           ============

Distributions to Unit
Holders,
per Unit:                 $        .82           $        .76           $        .73           $       1.43           $        .64

Income per Unit:
Before Extra. Item        $        .63           $        .60           $        .49           $        .28           $        .35
Extraordinary Item                                                                                      .08

Weighted average
Number of Units
Outstanding:                 3,303,387              3,303,387              3,303,387              3,303,387              3,303,387






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

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build capital reserves. As of December 31, 2001, the Partnership had $3,741,016 in cash balances.

         In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), restored the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.
Results of Operations

Distributions

         For the year ended December 31, 2001, the Partnership made distributions to the Unit Holders of $2,708,777, which is equal, on an annualized basis, to 4.8% on their adjusted capital contributions ($.82 per $17.11 Unit). Distributions paid to Unit Holders in 2000 totaled $2,510,569, and $2,411,479 was paid in 1999.

         The distributions paid in 2001 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,943,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 2001 was approximately $24,949,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2001, the unpaid amount to be distributed to the General Partner was approximately $8,200,000.

Net Income

         For the years ended December 31, 2001, 2000 and 1999, net income was $2,110,823, $1,989,864 and $1,640,757 on total revenues of $12,959,345,
$13,023,905 and $12,718,010, respectively. The increases are due primarily to higher revenue and lower operating expenses, specifically the reduction in interest paid on the Partnership's mortgage debt.

         Net income plus depreciation and amortization less distributions to Unit Holders, was $1,159,447, $1,280,243 and $1,072,491, for the years ended December 31, 2001, 2000 and 1999, respectively.

Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $89,494, $87,165, and $80,622, in 2001,2000 and 1999 respectively, to perform partnership management and investor relation services for the Partnership.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 86% as of December 2001, versus 91% in December 2000, and 93% in December 1999. The average monthly rent (not weighted average) was approximately $373 per home site in December 2001, versus $363 in December 2000 and $353 in December 1999, an increase of 2.7% and 2.8%, respectively.

Recent Accounting Pronouncements

           In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

          The Partnership does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

                                    TOTAL
                                    SITES         OCCUPIED SITES             OCCUPANCY RATE                AVERAGE RENT
------------------------------------------------------------------------------------------------------------------------------------
                                              2001     2000     1999    2001       2000      1999      2001     2000      1999
                                              ----     ----     ----    ----       ----      ----      ----     ----      ----
Ardmor Village                       339       331      336      335    98%         99%       98.8%    $358     $346      $333
Camelot Manor                        335       297      311      323    89%         93%       96.4      355      342       331
Country Roads                        312       268      273      283    87%         88%       90.7      251      242       253
Dutch Hills                          278       266      274      269    96%         99%       96.8      351      341       331
El Adobe                             371       299      323      344    82%         87%       93.7      424      419       404
Paradise Village                     611       431      481      504    71%         79%       82.1      315      303       291
Stonegate Manor                      308       271      293      302    88%         95%       98.1      356      348       336
Sunshine Village                     356       335      325      327    95%         91%       91.9      462      447       434
West Valley                          420       380      401      403    91%         95%       95.7      486      479       467
                                   -----     -----    -----    -----    --         ----       ----     ----     ----      ----
Overall                            3,330     2,878    3,017    3,090    86%         91%         93%    $373     $363      $353


         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2001, 2000 and 1999.

                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                                 AND NET INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                          2001           2000              1999           2001          2000          1999
                                          ----           ----              ----           ----          ----          ----
Ardmor Village                     $ 1,437,448     $ 1,373,948      $ 1,267,773     $  857,734    $  789,214    $  614,910
Camelot Manor                        1,235,844       1,223,979        1,172,434        631,981       595,198       508,750
Country Roads                          778,425         810,253          864,405        160,166       197,804       284,374

Dutch Hills                          1,060,398       1,032,657          989,591        527,537       492,197       487,671
El Adobe                             1,563,480       1,703,048        1,748,554        879,277     1,051,291     1,128,435
Paradise Village                     1,681,400       1,641,550        1,570,490        481,810       356,666       248,023
Stonegate Manor                      1,116,636       1,157,531        1,146,597        567,852       591,013       568,042
Sunshine Village                     1,728,105       1,607,842        1,595,829      1,024,580       916,686       913,078
West Valley                          2,244,655       2,315,855        2,288,155       1379,525     1,458,246     1,458,086
                                   -----------     -----------      -----------     ----------    ----------    ----------
                                    12,846,391      12,866,663       12,643,828      6,510,463     6,448,315     6,211,369

Partnership                        $   112,954     $   157,241      $    74,182       (242,249)     (176,792)      (213,440)
 Mgmt.

                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                                 AND NET INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                          2001            2000           1999           2001           2000              1999
                                          ----            -----          ----           ----           ----              ----
Extinguishment of Debt                                                                                      -                -

Other nonrecurring
Expenses                                                                               (524,039)     (590,678)        (578,247)

Debt Service                                                                         (1,875,951)   (1,890,033)      (1,935,712)

Depreciation and
Amortization                                                                         (1,757,401)   (1,800,948)      (1,843,213)
                                      -----------     -----------      -----------   ----------    ----------       ----------

TOTAL:                                $12,959,345     $13,023,905      $12,718,010   $2,110,823    $1,989,864       $1,640,757



COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

Gross revenues decreased $64,560 or 0.5% to $12,959,345 in 2001, compared to $13,023,905 in 2000. The decrease is primarily the result of lower occupancy, partially offset by increased monthly rental rates. (See table on previous page).

The Partnership's operating expenses decreased $185,519, or 1.7% to $10,848,522 in 2001, compared to $11,034,041 in 2000. The decrease is due primarily to lower utilities due to lower occupancy.

As a result of the forgoing factors, net income increased from $1,989,864 in 2000 to $2,110,823 in 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

Gross revenues increased $305,895, or 2.4%, to $13,023,905 in 2000, compared to $12,718,010 in 1999. The increase is primarily the result of an increase in rental income due to higher average monthly rents. (See table on previous page).

         The Partnership's operating expenses decreased $43,212, or .4%, to $11,034,041 in 2000, compared to $11,077,253 in 1999. The decrease was due primarily to lower interest expense associated with the Partnership's mortgage debt.

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

         Note Payable: At December 31, 2001 the Partnership had a note payable outstanding in the amount of $28,817,758. Interest on this note is at a fixed rate of 6.37% through March 2009.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 2001, 2000 and 1999, and supplementary data are filed with this Report under Item 14.

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

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 52, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Charles Soberman, 52, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 48, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

         Roger Zlotoff, 41, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

                  The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,943,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2001, approximately $500,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2001 was $8,800,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest could be made to the General Partner until the 10% cumulative preferred return of approximately $24,949,000, as of December 31, 2001, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

                  The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after
         (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2001. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

                  Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $657,600: Ardmor Village, $70,800; Camelot Manor, $62,400; Country Roads, $39,600; Dutch Hills, $54,000; El Adobe, $82,800; Paradise Village, $87,600; Stonegate Manor, $57,600; Sunshine Village, $85,200; and West Valley, $117,600. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                  Certain employees of affiliates of the General Partner were paid an aggregate of $89,494 during 2001 to perform local management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets as of December 31, 2001 and 2000

                  (iii) Statements of Income for the fiscal years ended December 31, 2001, 2000 and 1999

                  (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2001, 2000 and 1999

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2001, 2000 and 1999

         (2) The following financial statement schedule is filed with this report:

                          Schedule III - Real Estate and Accumulated
                          Depreciation for the fiscal years ended December 31, 2001, 2000 and 1999

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

         3(b)     Uniprop Income Fund II Agreement of Limited Partnership

         4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement among the Partnership, the General Partner and Consultant

         (b)      Reports on Form 8-K

                  The Partnership did not file any Forms 8-K during the fourth quarter of 2001.

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

         The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

         2 Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMACCM.

         The following exhibits are attached to this Report:

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.


                                                                BDO SEIDMAN, LLP


February 8, 2002

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

================================================================================

December 31,                                                                                2001              2000

=====================================================================================================================
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                                                   $     50,708,179   $    50,263,748
   Land                                                                               11,662,525        11,662,525
   Manufactured homes and improvements                                                 1,142,579         1,495,538
   Furniture and equipment                                                               551,111           506,322
---------------------------------------------------------------------------------------------------------------------

                                                                                      64,064,394        63,928,133
   Less accumulated depreciation                                                      23,894,162        22,262,202
---------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                            40,170,232        41,665,931

Cash                                                                                   3,741,016         3,155,170
Unamortized financing costs                                                              557,736           578,652
Other assets (Note 3)                                                                  1,147,960         1,142,806
---------------------------------------------------------------------------------------------------------------------

                                                                                $     45,616,944   $    46,542,559
=====================================================================================================================

LIABILITIES AND PARTNERS' EQUITY

Note payable (Note 2)                                                           $     28,817,758   $    29,209,358
Accounts payable                                                                         265,037           179,442
Other liabilities (Note 4)                                                               704,218           725,874
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     29,787,013        30,114,674
---------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY
   Unit holders                                                                       15,530,504        16,149,566
   General partner                                                                       299,427           278,319
---------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                                15,829,931        16,427,885
---------------------------------------------------------------------------------------------------------------------

                                                                                $     45,616,944   $    46,542,559
=====================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

================================================================================

Year Ended December 31,                                                  2001                2000                1999
=======================================================================================================================
INCOME
   Rental                                                      $   12,246,049      $   12,227,243      $   12,091,007
   Other                                                              713,296             796,662             627,003
-----------------------------------------------------------------------------------------------------------------------

                                                                   12,959,345          13,023,905          12,718,010
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Administrative (Note 5)                                          3,264,387           3,215,493           3,285,855
   Property taxes                                                   1,077,617           1,046,485             955,266
   Utilities                                                          852,880             941,596             981,165
   Property operations                                              2,020,286           2,140,363           2,076,042
   Depreciation and amortization                                    1,757,401           1,800,948           1,843,213
   Interest                                                         1,875,951           1,889,156           1,935,712
-----------------------------------------------------------------------------------------------------------------------

                                                                   10,848,522          11,034,041          11,077,253
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                     $    2,110,823      $    1,989,864      $    1,640,757
=======================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)                   $          .63      $          .60      $          .49
=======================================================================================================================

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)            $          .82      $          .76      $          .73
=======================================================================================================================

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                     3,303,387           3,303,387           3,303,387
=======================================================================================================================

NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)               $       21,108      $      19,899      $        16,408
=======================================================================================================================

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                     $            -      $           -      $           -
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

                                                                  General
                                                                  Partner      Unit Holders              TOTAL
---------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1999                                    $     242,012     $     17,477,300    $     17,719,312

Distributions to unit holders                                           -           (2,411,479)         (2,411,479)

Net income for the year                                            16,408            1,624,349           1,640,757
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                                        258,420           16,690,170          16,948,590

Distributions to unit holders                                           -           (2,510,569)         (2,510,569)

Net income for the year                                            19,899            1,969,965           1,989,864
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                        278,319           16,149,566          16,427,885

Distributions to unit holders                                           -           (2,708,777)         (2,708,777)

Net income for the year                                            21,108            2,089,715           2,110,823
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                 $      299,427     $     15,530,504    $     15,829,931
=====================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

================================================================================

Year Ended December 31,                                                         2001              2000           1999
=======================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  2,110,823      $  1,989,864  $   1,640,757
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                        1,736,485         1,779,936      1,817,941
       Amortization                                                           20,916            21,012         25,272
       Loss (gain) on sale of property and equipment                         117,203           220,950        (70,903)
       (Increase) decrease in other assets                                    (5,154)         (200,564)        36,968
       Increase (decrease) in accounts payable                                85,595           (55,656)       (87,242)
       Decrease in other liabilities                                         (21,656)          (43,979)      (107,143)
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,044,212         3,711,563      3,255,650
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (1,547,650)       (1,723,045)      (994,655)
   Proceeds from sale of property and equipment                            1,189,661         1,218,298        833,710
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (357,989)         (504,747)      (160,945)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                                          (2,708,777)       (2,510,569)    (2,411,479)
   Repayments of notes payable                                              (391,600)         (362,758)      (343,859)
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                     (3,100,377)       (2,873,327)    (2,755,338)
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                         585,846           333,489        339,367

CASH, at beginning of year                                                 3,155,170         2,821,681      2,482,314
-----------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                                    $  3,741,016      $  3,155,170  $   2,821,681
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                        PROPERTY AND EQUIPMENT

                                        Property and equipment are stated at
                                        cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

                                        Accumulated depreciation for tax
                                        purposes was $21,368,798 and $19,817,204
                                        as of December 31, 2001 and 2000,
                                        respectively.

                                        Long-lived assets such as property and
                                        equipment are evaluated for impairment
                                        when events or changes in circumstances
                                        indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2001.

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

                                        RECLASSIFICATIONS

                                        Certain amounts in prior years'
                                        financial statements have been
                                        reclassified to conform with current
                                        year's presentation.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                        RECENT ACCOUNTING PRONOUNCEMENTS

                                        In October 2001, the Financial
                                        Accounting Standards Board issued
                                        Statement of Financial Accounting
                                        Standards No. 144, Accounting for the
                                        Impairment or Disposal of Long-Lived
                                        Assets (SFAS 144). SFAS 144 establishes
                                        a single accounting model for the
                                        impairment or disposal of long-lived
                                        assets, including discontinued
                                        operations. SFAS 144 superseded
                                        Statement of Financial Accounting
                                        Standards No. 121, Accounting for the
                                        Impairment of Long-Lived Assets and for
                                        Long-Lived Assets to Be Disposed of
                                        (SFAS 121), and APB Opinion No. 30,
                                        Reporting the Results of
                                        Operations--Reporting the Effects of
                                        Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

                                        The Partnership does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

2.   NOTE PAYABLE                       In 1998, the Partnership entered into a
                                        $30,000,000 note payable agreement. The
                                        borrowings are secured by mortgages on
                                        the Partnership's properties. The note
                                        is payable in monthly installments of
                                        $188,878, including interest at 6.37%,
                                        through March, 2009. Thereafter, the
                                        monthly installment and interest rate
                                        will be adjusted based on the provisions of the agreement through the note maturity date of September 2028.

                                        Future maturities on the note payable
                                        for the next five years are as follows:
                                        2002 - $418,000; 2003 - $445,000; 2004 -
                                        $470,000; 2005 - $506,000; and 2006 -
                                        $540,000.

3.   OTHER ASSETS                       At December 31, 2001 and 2000, "Other
                                        Assets" included cash of approximately
                                        $284,000 and $316,000 in an escrow
                                        account for property taxes, insurance,
                                        and capital improvements, as required by the Partnership's note payable agreement. The cash is restricted from operating use.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                        At December 31, 2001 and 2000, "Other
                                        assets" also included cash of
                                        approximately $263,000 and $216,000 in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

4.   OTHER LIABILITIES                  Other liabilities consisted of:

                                        December 31,                                        2001               2000
                                        -----------------------------------------------------------------------------
                                        Tenants' security deposits                 $     549,346      $     558,773
                                        Accrued interest                                 107,082            106,066
                                        Other                                             47,790             61,035
                                        -----------------------------------------------------------------------------

                                        TOTAL                                      $     704,218      $     725,874
                                        -----------------------------------------------------------------------------

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

                                        FEES AND EXPENSES

                                        During the years ended December 31,
                                        2001, 2000 and 1999, the affiliate
                                        earned property management fees of
                                        $643,915, $643,765, and $631,175,
                                        respectively, as permitted in the
                                        Agreement of Limited Partnership. These
                                        fees are included with "Administrative"
                                        expenses in the respective statements of income. The Partnership was owed $13,685 and $18,635 by the affiliate at December 31, 2001 and 2000, respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

6.   RECONCILIATION OF
     FINANCIAL STATEMENT
     INCOME AND TAXABLE
     INCOME

                                        Year Ended December 31,                  2001           2000             1999
                                        -------------------------------------------------------------------------------
                                        Income per the financial
                                          Statements                     $  2,110,823  $   1,989,864    $   1,640,757

                                        Adjustments to depreciation
                                          for difference in methods            80,367        271,397          158,545

                                        Adjustments for prepaid
                                          rent, meals and
                                          entertainment                        (7,263)        47,582           (7,920)
                                        -------------------------------------------------------------------------------

                                        INCOME PER THE PARTNER-
                                          SHIP'S TAX RETURN              $  2,183,927  $   2,308,843    $   1,791,382
                                        ===============================================================================

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                        Annual distributable cash from
                                        operations was less than the amount
                                        required for the annual 10% preferred
                                        return to the unit holders by
                                        approximately $2,943,000 and $3,142,000
                                        in 2001 and 2000, respectively. No
                                        distributions can be made to the general partner until the cumulative preferred return deficit of approximately $24,949,000 has been distributed to the unit holders.

                                        At December 31, 2001, the general
                                        partner's cumulative incentive
                                        management interest to be distributed
                                        was approximately $8.2 million. The
                                        actual amount to be accumulated or paid
                                        in the future depends on the results of
                                        the Partnership's operations and is not
                                        currently determinable; however, no such distribution to the general partner is anticipated during fiscal 2002.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

8.   SUPPLEMENTAL CASH FLOW             Interest  paid  during  2001,  2000  and
     INFORMATION                        1999  was  approximately  $1,875,000,
                                        $1,889,000, and $1,935,000,
                                        respectively.

9.   INTERIM RESULTS                    The following summary represents the
     (UNAUDITED)                        unaudited results of operations of the
                                        Partnership, expressed in thousands
                                        except per unit amounts, for the periods from January 1, 2000 through December
                                        31, 2001:

                                                                      Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  2001                                   March 31,    June 30,  September 30,   December 31,
                                  --------------------------------------------------------------------------------------------
                                  REVENUES                               $   3,292    $  3,252   $     3,227     $     3,188
                                  ============================================================================================
                                  NET INCOME                             $     657    $    497   $       509     $       448
                                  ============================================================================================

                                  INCOME PER LIMITED PARTNERSHIP UNIT    $     .20    $    .15   $       .15     $       .13
                                  ============================================================================================

                                                                      Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  2000                                   March 31,    June 30,  September 30,   December 31,
                                  ============================================================================================
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
                                  ============================================================================================

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2001

================================================================================

     Column A             Column B                 Column C              Column D
--------------------    --------------   -------------------------  ---------------------
                                                                                    Costs
                                                                              Capitalized
                                                                            Subsequent to
                                               Initial Cost                   Acquisition
                                         -------------------------  ---------------------
                                                   Buildings and            Buildings and
Description              Encumbrance     Land       Improvements    Land     Improvements
-----------------------------------------------------------------------------------------
Ardmor Village
   (Lakeville, MN)      $ 2,795,323   $ 1,063,253   $ 4,253,011   $       -   $ 1,053,650

Sunshine Village
   (Davie, FL)            4,120,939     1,215,862     4,875,878           -       202,610

Camelot Manor
   (Grand Rapids, MI)     3,328,451       918,949     3,681,051           -       672,006

Country Roads
   (Jacksonville, FL)             -       636,550     2,546,200      38,106       660,460

Paradise Village
   (Tampa, FL)                    -     1,760,000     7,040,000     279,053     1,360,560

Dutch Hills
   (Haslett, MI)          2,478,327       839,693     3,358,771      41,526       522,039

Stonegate Manor
   (Lansing, MI)          2,896,185       930,307     3,721,229      40,552       606,131

El Adobe
   (Las Vegas, NV)        5,312,074     1,480,000     5,920,000      39,964       388,198

West Valley
   (Las Vegas NV)         7,886,459     2,289,700     9,158,800      89,010       687,585

------------------------------------------------------------------------------------------------
                        $28,817,758   $11,134,314   $44,554,940   $ 528,211   $ 6,153,239
================================================================================================



     Column A                       Column E                          Column F       Column G        Column H
------------------  -------------------------------------           ------------    ----------   ------------


                              Gross Amount at Which Carried                                     Life on Which
                                    at Close of Period                                        Depreciation in
                    -------------------------------------------                                 Latest Income
                                      Buildings and                 Accumulated       Date       Statement is
Description           Land            Improvements        Total     Depreciation    Acquired         Computed
-------------------------------------------------------------------------------------------------------------
Ardmor Village
   (Lakeville, MN)  $ 1,063,253       $ 5,306,661   $ 6,369,914     $ 2,344,861         1987         30 years

Sunshine Village
   (Davie, FL)        1,215,862         5,078,488     6,294,350       2,492,737         1987         30 years

Camelot Manor
   (Grand Rapids, MI    918,949         4,353,057     5,272,006       2,034,146         1987         30 years

Country Roads
   (Jacksonville, FL    674,656         3,206,660     3,881,316       1,507,771         1987         30 years

Paradise Village
   (Tampa, FL)        2,039,053         8,400,560    10,439,613       3,941,547         1987         30 years

Dutch Hills
   (Haslett, MI)        881,219         3,880,810     4,762,029       1,770,822         1987         30 years

Stonegate Manor
   (Lansing, MI)        970,859         4,327,360     5,298,219       1,909,118         1987         30 years

El Adobe
   (Las Vegas, NV)    1,519,964         6,308,198     7,828,162       2,933,066         1988         30 years

West Valley
   (Las Vegas NV)     2,378,710         9,846,385    12,225,095       4,539,588         1988         30 years

--------------------------------------------------------------------------------------------------------------------
                     11,662,525       $50,708,179   $62,370,704  $   23,473,656
====================================================================================================================

1.   RECONCILIATION OF LAND             The following table reconciles the land
                                        from January 1, 1999 to December 31,
                                        2001:

                                                                                  2001              2000             1999
                                        ---------------------------------------------------------------------------------
                                        BALANCE, at January 1           $   11,662,525    $   11,644,103   $   11,644,103

                                        Additions to land                            -            18,422                -
                                        ---------------------------------------------------------------------------------

                                        BALANCE, at December 31         $   11,662,525    $   11,662,525   $   11,644,103
                                        ==================================================================================

2.   RECONCILIATION OF BUILDINGS        The following  table  reconciles the
     AND IMPROVEMENTS                   buildings and improvements from January
                                        1, 1999 to December 31, 2001:

                                                                                  2001              2000             1999
                                        ==================================================================================
                                        BALANCE, at January 1           $   50,263,748    $   49,776,786   $   49,421,935

                                        Additions  to  buildings  and
                                          improvements                         444,431           720,962          354,851
                                        Cost of assets sold                          -          (234,000)               -
                                        ---------------------------------------------------------------------------------

                                        BALANCE, at December 31         $   50,708,179    $   50,263,748   $   49,776,786
                                        ==================================================================================

3.   RECONCILIATION OF ACCUMULATED      The following table reconciles the
     DEPRECIATION                       accumulated depreciation from January 1,
                                        1999 to December 31, 2001:

                                                                                      2001              2000             1999
                                        =======================================================================================
                                            BALANCE, at January 1           $   21,830,404    $   20,240,011   $   18,528,418

                                            Current year
                                              depreciation expense               1,643,252         1,718,836        1,711,593
                                            Accumulated depreciation
                                              on assets sold                             -          (128,443)               -
                                        ---------------------------------------------------------------------------------------

                                            BALANCE, at December 31         $   23,473,656    $   21,830,404   $   20,240,011
                                        =======================================================================================

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


By: /s/ Gloria A. Koster              By: /s/ Paul M. Zlotoff
    -------------------------------       --------------------------------------
    Gloria A. Koster                     Paul M. Zlotoff, Chairman of Uniprop,
    (Chief Financial Officer of          Inc. (Principal Executive Officer)
    Uniprop, Inc.)

Dated:  March 22, 2002                Dated: March 22, 2002
By: /s/ Susann Szepytowski
    -------------------------------
      Susann Szepytowski
      (Controller of Uniprop, Inc.)

Dated:  March 22, 2002

                                 EXHIBIT INDEX

EXHIBIT
-------
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

28                  Letter summary of the estimated          Filed herewith.
                    fair market values of the Partnership's
                    nine manufactured housing communities,
                    as of March 1, 2002.