Form 10-Q
period 2002-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2002-05-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2002          Commission File No. 0-16701





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

                                      INDEX



                                                                    Page


PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 2002 (Unaudited) and
                  December 31, 2001                                   3

                  Statements of Income
                  Three months ended March 31, 2002
                  and 2001 (Unaudited)                                4

                  Statement of Partners Equity
                  Three months ended March 31, 2002 (Unaudited)       4

                  Statements of Cash Flows
                  Three months ended March 31, 2002
                  and 2001 (Unaudited)                                5

                  Notes to Financial Statements
                  March 31, 2002 (Unaudited)                          6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                       7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                       10

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                    10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



ASSETS                                                                  MARCH 31,2002  DECEMBER 31, 2001
                                                                        -------------  -----------------
                                                                         (Unaudited)
Properties:
  Land                                                                  $ 11,662,525      $ 11,662,525
  Buildings And Improvements                                              50,864,889        50,708,179
  Furniture And Fixtures                                                     555,186           551,111
                                                                        ------------      ------------
                                                                          63,082,600        62,921,815

  Less Accumulated Depreciation                                          (24,318,790)      (23,894,162)
                                                                        ------------      ------------
                                                                          38,763,810        39,027,653

Cash And Cash Equivalents                                                  3,664,939         3,741,016
Unamortized Finance Costs                                                    552,507           557,736
 Manufactured Homes and Improvements                                       1,274,667         1,142,579
Other Assets                                                                 992,477         1,147,960
                                                                        ------------      ------------

Total Assets                                                            $ 45,248,400      $ 45,616,944
                                                                        ------------      ------------




LIABILITIES & PARTNERS EQUITY                                           MARCH 31,2002  DECEMBER 31, 2001
                                                                        -------------  -----------------
                                                                         (UNAUDITED)

Accounts Payable                                                       $    178,423      $    265,037
Other Liabilities                                                            721,282           704,218
Notes Payable                                                             28,709,573        28,817,758
                                                                        ------------      ------------

Total Liabilities                                                         29,609,278        29,787,013

Partners' Equity:
  General Partner                                                            304,456           299,427
   Unit Holders                                                           15,334,666        15,530,504
                                                                        ------------      ------------

Total Partners' Equity                                                    15,639,122        15,829,931
                                                                        ------------      ------------

Total Liabilities And
  Partners' Equity                                                      $ 45,248,400      $ 45,616,944
                                                                        ------------      ------------


                        See Notes to Financial Statements
                                        3

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP





STATEMENTS OF INCOME                                                                     THREE MONTHS ENDED
                                                                                  MARCH 31, 2002     MARCH 31, 2001
                                                                                  --------------     --------------
                                                                                    (unaudited)        (unaudited)
Income:
  Rental Income                                                                      $3,003,960         $3,099,590
  Other                                                                                 146,337            192,457
  Home Sale Income                                                                      168,436            151,000
                                                                                     ----------         ----------

Total Income                                                                         $3,318,733         $3,443,047
                                                                                     ----------         ----------

Operating Expenses:
  Administrative Expenses
   (Including $156,921 and $162,683, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2002 and 2001 Respectively)                                                840,742            845,724
  Property Taxes                                                                        270,234            241,805
  Utilities                                                                             214,815            208,143
  Property Operations                                                                   415,672            364,230
  Depreciation And Amortization                                                         431,227            450,237
  Interest                                                                              458,046            466,810
  Home Sale Expense                                                                     185,095            209,430
                                                                                     ----------         ----------

Total Operating Expenses                                                             $2,815,831         $2,786,379
                                                                                     ----------         ----------

Net Income                                                                           $  502,902         $  656,668
                                                                                     ----------         ----------

Income Per Unit:                                                                           0.15               0.20

Distribution Per Unit:                                                                     0.21               0.19

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March  31, 2002 and 2001                                                             3,303,387          3,303,387







STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                                            General Partner        Unit Holders            Total
                                                            ---------------        ------------            -----
Balance, January 1, 2002                                      $299,427              $15,530,504        $15,829,931
Distributions                                                        -                 (693,711)          (693,711)
Net Income                                                       5,029                  497,873            502,902

                                                             -----------------------------------------------------
Balance as of March 31, 2002                                  $304,456              $15,334,666         15,639,122
                                                             =====================================================



                        See Notes to Financial Statements
                                        4

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS



                                                                  THREE MONTHS ENDED
                                                            March 31,2002    March 31,2001
                                                            -------------    -------------
                                                             (unaudited)      (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                  $   502,902    $   656,668
                                                              -----------    -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                    424,628        444,984
  Amortization                                                      5,229          5,253
 (Increase) Decrease in Manufactured Homes and Improvements      (132,088)       (16,573)
(Increase) Decrease In Other Assets                               155,483        293,116
  Increase  (Decrease) In Accounts Payables                       (86,614)       (65,827)
  Increase (Decrease) Other Liabilities                            17,064          1,595
                                                              -----------    -----------

Total Adjustments                                                 383,702        662,548
                                                              -----------    -----------

    Net Cash Provided By
      Operating Activities                                        886,604      1,319,216
                                                              -----------    -----------

Cash Flows Used In Investing Activities:
  Capital Expenditures                                           (160,785)       (85,364)

Cash Flows From Financing Activities:
  Distributions To Partners                                      (693,711)      (627,643)
  Payment On Mortgage                                            (108,185)      (101,916)
                                                              -----------    -----------

Net Cash Provided By (Used In)
  Financing Activities                                           (801,896)      (729,559)
                                                              -----------    -----------

Increase (Decrease) In Cash and Equivalents                       (76,077)       504,293
Cash and Equivalents, Beginning                                 3,741,016      3,155,170
                                                              -----------    -----------

Cash and Equivalents, Ending                                  $ 3,664,939    $ 3,659,463
                                                              -----------    -----------



                        See Notes to Financial Statements
                                        5

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


1.  BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2001.

2.  RECLASSIFICATIONS:

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As of result, total revenue and total operating expenses in the statement of income for the quarter ended March 31, 2001 increased by $151,000; net income was not affected by the reclassification.

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

Distributable Cash from Operations totaled $934,129 and $1,106,905 for the quarters ended March 31, 2002 and 2001, respectively. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders on May 15, 2002. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of March 31, 2002, the Partnership's cash reserves amounted to $3,664,939.

Once the distribution is paid to unit holders, the cash reserve amount will be approximately $2,905,160. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 88% (2,925/3,330 sites) at the end of March 2002, versus 92% (3,065/3,330) for March 2001. The average monthly homesite rent as of March 31, 2001 was approximately $376, versus $363, an increase of 4% from March 2001.



                          TOTAL           OCCUPIED         OCCUPANCY          AVERAGE*
                        CAPACITY           SITES             RATE               RENT
Ardmor Village             339              331               98%               $361
Camelot Manor              335              290               87%                356
Country Roads              312              266               86%                251
Dutch Hills                278              263               95%                354
El Adobe                   371              290               79%                423
Paradise Village           611              421               69%                315
Stonegate Manor            308              262               85%                359
Sunshine Village           356              332               93%                477
West Valley                421              470               88%                489
                           ---              ---               ---                ---

TOTAL ON 3/31/02:          3,330            2,925             88%               $376
TOTAL ON 3/31/01:          3,330            3,065             92%               $363


*NOT A WEIGHTED AVERAGE




                                        GROSS REVENUES                  NET INCOME
                                    3/31/02        3/31/01        3/31/02        3/31/01
Ardmor Village                  $   357,087    $   374,359    $   178,191    $   209,690
Camelot Manor                       356,513        324,099        152,390        171,331
Country Roads                       205,559        198,804         71,969         43,197
Dutch Hills                         273,421        275,742        143,786        132,831
El Adobe                            379,877        426,179        206,647        258,559
Paradise Village                    432,475        454,826        108,916        137,000
Stonegate Manor                     277,999        302,723        135,209        160,849
Sunshine Village                    498,483        439,626        268,572        237,941
West Valley                         528,145        616,415        299,101        391,834
                                -----------    -----------    -----------    -----------
                                  3,309,559      3,412,773      1,564,781      1,743,232

Partnership Management:               9,174         30,274       (114,096)       (66,215)

Other Non Recurring expenses:            --             --        (58,510)      (103,302)
Debt Service                                                     (458,046)      (466,810)

Depreciation and Amortization            --             --       (431,227)      (450,237)
                                -----------    -----------    -----------    -----------
                                $ 3,318,733    $ 3,443,047    $   502,902    $   656,668

COMPARISON OF QUARTER ENDED MARCH 31, 2002 TO QUARTER ENDED MARCH 31, 2001 Gross revenues decreased $124,314 to $3,318,733 in 2002, as compared to $3,443,047 in 2001. The decrease was the result of the decrease in site rentals and decreased "other income" due to reduced ancillary income from a variety of sources such as late charges, miscellaneous income, and others.
(See table on previous page.)

As described in the Statements of Income, total operating expenses increased only $29,452, or 1.1%, to $2,815,831 in 2002, as compared to $2,786,379 in 2001.

As a result of the aforementioned factors, Net Income decreased to $502,902 for the first quarter of 2002 compared to $656,668 for the first quarter of 2001, a 23% decrease due to the decrease in revenue described above.

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

Note Payable: At March 31, 2002 the Partnership had a note payable outstanding in the amount of $28,709,573. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure



                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

                        (a)  Reports on Form 8-K
                                There were no reports filed on Form 8-K during the three months ended March 31, 2002.

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



Dated: May 15, 2002