Form 10-Q
period 2002-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2002-08-09
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended June 30, 2002               Commission File No. 0-16701





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



                                      INDEX

                                                                                                Page
                                                                                                ----
PART I                     FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 2002 (Unaudited) and
                  December 31, 2001                                                              3

                  Statements of Income
                  Six months ended June 30, 2002 and 2001
                  Three months ended June 30, 2002 and 2001
                  (Unaudited)                                                                    4

                  Statement of Partners Equity
                  Six months ended June 30, 2002 (Unaudited)                                     4

                  Statements of Cash Flows
                  Six months ended June 30, 2002
                  and 2001 (Unaudited)                                                           5

                  Notes to Financial Statements
                  June 30, 2002 (Unaudited)                                                      6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                  7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                                  10

PART II           OTHER INFORMATION                                                              10

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                               10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                  JUNE 30,2002                 DECEMBER 31, 2001
                                        ------------                 -----------------
                                        (UNAUDITED)
Properties:

  Land                                  $11,647,745                   $11,662,525
  Buildings And Improvements             51,015,063                    50,708,179
  Furniture And Fixtures                    593,455                       551,111
                                        -----------                   -----------
                                         63,256,263                    62,921,815

  Less Accumulated Depreciation          24,764,032                    23,894,162
                                        -----------                   -----------
                                         38,492,231                    39,027,653

Cash And Cash Equivalents                 3,371,283                     3,741,016
Unamortized Finance Costs                   548,648                       557,736
Manufactured Homes & Improvements         1,462,775                     1,142,579
Other Assets                              1,154,876                     1,147,960
                                        -----------                   -----------

Total Assets                            $45,029,813                   $45,616,944
                                        -----------                   -----------



LIABILITIES & PARTNER  EQUITY           JUNE 30,2002                 DECEMBER 31, 2001
                                        ------------                 -----------------
                                        (UNAUDITED)
Accounts Payable                        $    95,005                   $   265,037
 Other Liabilities                           913,667                       704,218
 Notes Payable                            28,486,813                    28,817,758
                                         -----------                   -----------

Total Liabilities                        $29,495,485                   $29,787,013

Partners' Equity:
  General Partner                            311,006                       299,427
   Unit Holders                           15,223,322                    15,530,504
                                         -----------                   -----------

Total Partners' Equity                    15,534,328                    15,829,931
                                         -----------                   -----------

Total Liabilities And
  Partners' Equity                       $45,029,813                   $45,616,944
                                         -----------                   -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                                          SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                       JUNE 30, 2002      JUNE 30, 2001    JUNE 30,2002       JUNE 30, 2001
                                                       -------------      -------------    ------------       ------------
                                                       (unaudited)        (unaudited)       (unaudited)       (unaudited)
Income:
  Rental Income                                         $5,953,389        $6,164,348         2,949,429         3,064,758
  Other                                                    410,281           365,298           263,944           172,841
   Home Sale Income                                        363,000           611,153           194,564           460,153
                                                        ----------        ----------        ----------        ----------

Total Income                                            $6,726,670        $7,140,799         3,407,937         3,697,752
                                                        ----------        ----------        ----------        ----------

Operating Expenses:
  Administrative Expenses
   (Including $311,545, $323,555, $156,921
   and $162,683, in Property Management Fees
   Paid to an Affiliate for the
   Six and Three Month Period Ending
   June 30, 2001 and 2000 Respectively)                  1,569,913         1,591,258           729,171           803,964
  Property Taxes                                           540,330           498,869           270,096           257,064
  Utilities                                                426,073           423,969           211,258           215,826
  Property Operations                                      875,055           935,117           459,383           512,457
  Depreciation And Amortization                            880,328           881,487           449,101           431,250
  Interest                                                 918,647           936,318           460,601           469,508
  Home Sale Expense                                        358,437           720,086           173,342           510,656
                                                        ----------        ----------        ----------        ----------

Total Operating Expenses                                $5,568,783        $5,987,104        $2,752,952        $3,200,725
                                                        ----------        ----------        ----------        ----------

Net Income                                              $1,157,887        $1,153,695        $  654,985        $  497,027
                                                        ----------        ----------        ----------        ----------

Income Per Unit:                                              0.35              0.35              0.20              0.15

Distribution Per Unit:                                        0.44              0.40              0.23              0.21

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 2002 and 2001                                  3,303,387         3,303,387         3,303,387         3,303,387




STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                      General Partner          Unit Holders                Total
                                      ---------------          ------------                -----
Balance, January 1, 2001               $    299,427            $ 15,530,504             $ 15,829,931
Distributions                                     0              (1,453,490)              (1,453,490)
Net Income                                   11,579               1,146,308             $  1,157,887
                                       ------------            ------------             ------------

Balance as of June 30, 2002            $    311,006            $ 15,223,322             $ 15,534,328
                                       ------------            ------------             ------------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                            JUNE 30,2002                 JUNE 30,2001
                                                                            ------------                 ------------
                                                                           (unaudited)                   (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                $ 1,157,887                  $ 1,153,695
                                                                            -----------                  -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                  869,870                      870,981
  Amortization                                                                   10,458                       10,506
  Gain on Sale of Property and Equipment                                       (107,688)                           0
  (Increase ) Decrease in Manufactured Homes & Improvements                    (320,196)                      (6,449)
 (Increase) Decrease In Other Assets                                             (8,286)                     105,903
  Increase  (Decrease) In Accounts Payables                                    (170,032)                     (52,819)
  Increase (Decrease) In Other Liabilities                                      209,449                      190,734
                                                                            -----------                  -----------

Total Adjustments                                                               483,575                    1,118,856
                                                                            -----------                  -----------

    Net Cash Provided By
      Operating Activities                                                    1,641,462                    2,272,551
                                                                            -----------                  -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                         (349,228)                    (130,104)
   Proceeds from Sale of Property and Equipment                                 122,468                            0
                                                                            -----------                  -----------

    Net Cash Provided By (Used In)
      Investing  Activities                                                    (226,760)                    (130,104)
                                                                            -----------                  -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                                  (1,453,490)                  (1,321,355)
   Payment On Mortgage                                                         (330,945)                    (195,218)
                                                                            -----------                  -----------


Net Cash Provided By (Used In)
  Financing Activities                                                       (1,784,435)                  (1,516,573)
                                                                            -----------                  -----------

Increase (Decrease) In Cash and Equivalents                                    (369,733)                     625,874
Cash and Equivalents, Beginning                                               3,741,016                    3,155,170
                                                                            -----------                  -----------

Cash and Equivalents, Ending                                                $ 3,371,283                  $ 3,781,044
                                                                            -----------                  -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2001.


2.       RECLASSIFICATION

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As of result, total revenue and total operating expenses in the statement of income for the six months and quarter ended June 30, 2001 increased by $611,153 and $460,153, respectively; net income was not affected by the reclassification.

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

Net Cash from Operations totaled $1,104,086 and $928,277 for the quarters ended June 30, 2002 and 2001, respectively. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Net Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders during the quarter ending June 30, 2002. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of June 30, 2002, the Partnership's cash reserves amounted to $3.4 million.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 85% (2,783/3,329 sites) at the end of June 2002, versus 89% (2,948/3,329) for June 2001. The average monthly homesite rent as of June 30, 2002 was approximately $380, versus $370, an increase of 3% from June 2001.

                           TOTAL          OCCUPIED       OCCUPANCY      AVERAGE*
                           CAPACITY       SITES          RATE           RENT
Ardmor Village               339            329             97%          $ 362
Camelot Manor                335            278             83%            360
Country Roads                311            258             83%            261
Dutch Hills                  278            263             95%            356
El Adobe                     367            286             78%            432
Paradise Village             614            414             67%            325
Stonegate Manor              308            256             83%            360
Sunshine Village             356            336             94%            477
West Valley                  421            363             86%            486
                           -----          -----          -----           -----

TOTAL ON 6/30/02:          3,329          2,783             85%          $ 380
TOTAL ON 6/30/01:          3,329          2,948             89%          $ 370

*NOT A WEIGHTED AVERAGE

                                      GROSS REVENUES                                       NET INCOME
                                          6/30/02             6/30/01             6/30/02              6/30/01

Ardmor Village                        $   545,206         $   585,136         $   310,540          $   210,288
Camelot Manor                             306,823             297,570             135,744              141,586
Country Roads                             202,124             237,586              71,783               21,344
Dutch Hills                               322,892             256,229             166,969              117,344
El Adobe                                  351,616             393,503             157,592              230,487
Paradise Village                          494,600             530,874             119,696              131,902
Stonegate Manor                           261,348             275,455             123,807              138,991
Sunshine Village                          462,616             521,877             282,561              261,717
West Valley                               452,442             566,552             345,186              345,963
                                      -----------         -----------         -----------          -----------
                                        3,399,667           3,664,782           1,713,878            1,599,622

Partnership Management:                     8,270              32,970             (50,575)             (62,663)

Other Non Recurring expenses:                --                  --               (98,616)            (139,174)

Debt Service                                                                     (460,601)            (469,508)

Depreciation and Amortization                --                  --              (449,101)            (431,250)
                                      -----------         -----------         -----------          -----------
                                      $ 3,407,937         $ 3,697,752         $   645,985          $   497,027


COMPARISON OF SIX MONTHS AND QUARTER ENDED JUNE 30, 2002 TO SIX MONTHS AND QUARTER ENDED JUNE 30, 2001

Gross revenues for the first six months of 2002 decreased to $6,726,670 as compared to $7,140,799 for the same six months of 2001. Gross revenues for the quarter ended June 30, 2002 decreased to $3,407,937 in 2002, as compared to $3,697,752 the same three months of 2001. The decrease was the result of the decrease in site rentals and income from home sales.

As described in the Statements of Income, Total Operating Expenses for the first six months of 2002 were $5,568,783 a 7% decrease from $5,987,104 for the same six months of 2001. Total Operating Expenses for the three months ended June 30, 2002 decreased $447,773, or 13.9%, to $2,752,952 in 2002, as compared to
$3,200,725 in 2001.

As a result of the aforementioned factors, Net Income for the six month period increased to $1,157,887, compared to $1,153,695 in 2001. Net Income for the three months ended June 30,2002 increased to $654,985 compared to $497,027 for the same three months of 2001, a 32% increase.

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

         Note Payable: At June 30, 2002 the Partnership had a note payable outstanding in the amount of $28,486,813. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure



                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

                           (a)  Reports on Form 8-K
                                  There were no reports filed on Form 8-K during
                                   the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. We the undersigned certify to the best of our knowledge neither the report nor the financial statements therein, contain any untrue statements of material fact. The financial information included in the report fairly represents the financial condition and result of operations for the periods presented herein.


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:   Genesis Associates Limited Partnership,
                          General Partner

                          BY: Uniprop, Inc.,
                              its Managing General Partner


                              By: /s/ Paul M. Zlotoff
                                  ---------------------------------------------
                                         Paul M. Zlotoff, Chairman


                              By: /s/ Gloria A. Koster
                                  ---------------------------------------------
                                  Gloria A. Koster, Principal Financial Officer



Dated: August 8, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Uniprop Manufactured Housing Income Fund II (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul M Zlotoff, General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of June 30, 2002.


Genesis Associates Limited Partnership,
General Partner

/s/ Paul M. Zlotoff
--------------------------

By: Paul M. Zlotoff, its' General Partner