Form 10-Q
period 2002-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2002-11-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended September 30, 2002        Commission File No. 0-16701





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

                                      INDEX



                                                                          Page
                                                                          ----

PART I       FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Balance Sheets
             September 30, 2002 (Unaudited) and
             December 31, 2001                                              3

             Statements of Income
             Nine months ended September 30, 2002 and 2001
             (Unaudited)
             Three months ended September 30, 2002 and 2001
             (Unaudited)                                                    4

             Statement of Partners Equity
             Nine months ended September 30, 2002 (Unaudited)               4

             Statements of Cash Flows
             Nine months ended September 30, 2002
             and 2001 (Unaudited)                                           5

             Notes to Financial Statements
             September 30, 2002 (Unaudited)                                 6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                  7

  ITEM 3.    QUANTITATIVE AND QUALITATIVE
             DISCLOSURES ABOUT MARKET RISK                                 10

  ITEM 4.    CONTROLS AND PROCEDURES                                       10

  PART II    OTHER INFORMATION                                             10

  ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K                              10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                    SEPTEMBER 30,2002     DECEMBER 31, 2001
                                          -----------------     -----------------
                                             (Unaudited)
Properties:
  Land                                       $11,647,745           $11,662,525
  Buildings And Improvements                  51,080,345            50,708,179
  Furniture And Fixtures                         602,171               551,111
                                             -----------           -----------
                                              63,330,261            62,921,815

  Less Accumulated Depreciation               25,201,937            23,894,162
                                             -----------           -----------
                                              38,128,324            39,027,653

Cash And Cash Equivalents                      3,286,624             3,741,016
Unamortized Finance Costs                        543,419               557,736
Manufactured Homes & Improvements              1,249,359             1,142,579
Other Assets                                   1,446,712             1,147,960
                                             -----------           -----------

Total Assets                                 $44,654,438           $45,616,944
                                             -----------           -----------

LIABILITIES & PARTNER  EQUITY             SEPTEMBER 30,2002     DECEMBER 31, 2001
                                          -----------------     -----------------
                                             (Unaudited)
 Accounts Payable                            $   131,327           $   265,037
 Other Liabilities                               933,608               704,218
 Notes Payable                                28,383,320            28,817,758
                                             -----------           -----------

Total Liabilities                            $29,448,255           $29,787,013

Partners' Equity:
  General Partner                                315,322               299,427
   Unit Holders                               14,890,861            15,530,504
                                             -----------           -----------

Total Partners' Equity                        15,206,183            15,829,931
                                             -----------           -----------

Total Liabilities And
  Partners' Equity                           $44,654,438           $45,616,944
                                             -----------           -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                SEPTEMBER 30, 2002  SEPTEMBER 30, 2001   SEPTEMBER 30,2002   SEPTEMBER 30, 2001
                                                -----------------   ------------------   -----------------   ------------------
                                                     (unaudited)        (unaudited)          (unaudited)          (unaudited)
Income:
  Rental Income                                     $  8,866,525        $  9,212,541           2,913,136           3,048,193
  Other                                                  567,558             557,984             157,277             192,686
  Home Sale Income                                       794,882           1,072,004             431,882             460,851
                                                    ------------        ------------        ------------        ------------

Total Income                                        $ 10,228,965        $ 10,842,529           3,502,295           3,701,730
                                                    ------------        ------------        ------------        ------------

Operating Expenses:
  Administrative Expenses
   (Including $464,380,$483,395,$152,835
   and $159,840 in Property Management
   Fees Paid to an Affiliate for the nine
   and Three Month Period Ending
   September 30, 2002 and 2001 Respectively)           2,335,621           2,440,567             765,708             849,309
  Property Taxes                                         810,330             771,216             270,000             272,347
  Utilities                                              651,611             649,353             225,538             225,384
  Property Operations                                  1,323,899           1,409,417             448,844             474,300
  Depreciation And Amortization                        1,323,462           1,324,367             443,134             442,880
  Interest                                             1,381,415           1,407,748             462,768             471,430
  Home Sale Expense                                      813,106           1,177,198             454,669             457,112
                                                    ------------        ------------        ------------        ------------

Total Operating Expenses                            $  8,639,444        $  9,179,866        $  3,070,661        $  3,192,762
                                                    ------------        ------------        ------------        ------------

Net Income                                          $  1,589,521        $  1,662,663        $    431,634        $    508,968
                                                    ------------        ------------        ------------        ------------

Income Per Unit:                                            0.48                0.50                0.13                0.15

Distribution Per Unit:                                      0.67                0.61                0.23                0.21

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 September 30, 2002 and 2001                           3,303,387           3,303,387           3,303,387           3,303,387


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                   General Partner      Unit Holders           Total
                                                   ---------------      ------------           -----

Balance, January 1, 2002                            $    299,427        $ 15,530,504        $ 15,829,931
Distributions                                                  0          (2,213,269)         (2,213,269)
Net Income                                                15,895           1,573,626        $  1,589,521
                                                    ------------        ------------        ------------

Balance as of September 30, 2002                    $    315,322        $ 14,890,861        $ 15,206,183
                                                    ------------        ------------        ------------



                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                  September 30,2002         September 30,2001
                                                                                  -----------------         -----------------
                                                                                         (unaudited)               (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                             $1,589,521                $1,662,663
                                                                                         ----------                ----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                            1,307,775                 1,308,608
  Amortization                                                                               15,687                    15,759
  Gain on Sale of Property and Equipment                                                   (107,668)                        0
  (Increase ) Decrease in Manufactured Homes & Improvements                                (106,780)                   98,783
 (Increase) Decrease In Other Assets                                                       (298,752)                   53,933
  Increase  (Decrease) In Accounts Payables                                                (133,710)                    4,055
  Increase (Decrease) In Other Liabilities                                                  229,390                   311,454
                                                                                         ----------                ----------

Total Adjustments                                                                           905,942                 1,792,592
                                                                                         ----------                ----------

    Net Cash Provided By
      Operating Activities                                                                2,495,463                 3,455,255
                                                                                         ----------                ----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                                     (424,616)                 (266,089)
   Proceeds from Sale of Property and Equipment                                             122,468                         0
                                                                                         ----------                ----------

    Net Cash Provided By (Used In)
      Investing  Activities                                                                (302,148)                 (266,089)
                                                                                         ----------                ----------

Cash Flows From Financing Activities:
  Distributions To Partners                                                              (2,213,269)               (2,015,066)
   Payment On Mortgage                                                                     (434,438)                 (290,080)
                                                                                         ----------                ----------


Net Cash Provided By (Used In)
  Financing Activities                                                                   (2,647,707)               (2,305,146)
                                                                                         ----------                ----------

Increase (Decrease) In Cash and Equivalents                                                (454,392)                  884,020
Cash and Equivalents, Beginning                                                           3,741,016                 3,155,170
                                                                                         ----------                ----------

Cash and Equivalents, Ending                                                             $3,286,624                $4,039,190
                                                                                         ----------                ----------



                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001.


2.       RECLASSIFICATION

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As of result, total revenue and total operating expenses in the statement of income for the nine months and quarter ended September 30, 2001 increased by $1,072,004 and $474,980, respectively; net income was not affected by the reclassification.

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

Net Cash from Operations totaled $874,768 and $951,848 for the quarters ended September 30, 2002 and 2001, respectively. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Net Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders during the quarter ending September 30, 2002. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of September 30, 2002, the Partnership's cash reserves amounted to $3.3 million.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 84% (2,796/3,329 sites) at the end of September 2002, versus 87% (2,908/3,329) for September 2001. The average monthly homesite rent as of September 30, 2002 was approximately $382, versus $372, an increase of 3% from September 2001.

                           TOTAL            OCCUPIED          OCCUPANCY          AVERAGE*
                           CAPACITY         SITES             RATE               RENT
Ardmor Village             339              327               94%                $369
Camelot Manor              335              276               81%                 363
Country Roads              311              261               82%                 261
Dutch Hills                278              269               94%                 358
El Adobe                   367              291               77%                 432
Paradise Village           614              404               65%                 325
Stonegate Manor            308              262               83%                 362
Sunshine Village           356              341               94%                 477
West Valley                421              365               85%                 494
                           ---              ----              ---                 ---

TOTAL ON 9/30/02:          3,329            2,796             84%                $382*
TOTAL ON 9/30/01:          3,329            2,908             87%                $372*


*NOT A WEIGHTED AVERAGE

                                             GROSS REVENUES                      NET INCOME
                                         9/30/02       9/30/01             9/30/02         9/30/01

Ardmor Village                         $  424,075    $  543,132         $    184,097      $  218,295
Camelot Manor                             308,861       347,291              122,594         151,471
Country Roads                             203,426       210,666               90,515          54,865
Dutch Hills                               352,476       274,630              129,161         125,872
El Adobe                                  387,119       380,335              182,444         203,879
Paradise Village                          439,567       457,380               63,642         122,061
Stonegate Manor                           305,257       337,691              120,744         145,599
Sunshine Village                          548,944       566,182              277,063         248,481
West Valley                               524,898       559,596              325,209         337,140
                                       ----------    ----------         ------------      ----------
                                        3,494,623     3,676,903            1,495,469       1,607,663

Partnership Management:                     7,672       24,827               (43,045)        (70,655)

Other Non Recurring expenses:               -----         ----              (114,888)       (113,730)

Debt Service                                                                (462,768)       (471,430)

Depreciation and Amortization               -----         ----              (443,134)       (442,880)
                                       ----------    ----------         ------------      ----------
                                       $3,502,295    $3,701,730         $    431,634      $  508,968



COMPARISON OF NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2002 TO NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2001

Gross revenues for the first nine months of 2002 decreased to $10,228,965 as compared to $10,842,529 for the same nine months of 2001. Gross revenues for the quarter ended September 30, 2002 decreased to $3,502,295 in 2002, as compared to $3,701,730 the same three months of 2001. The decrease was the result of the decrease in site rentals and income from home sales.

As described in the Statements of Income, Total Operating Expenses for the first nine months of 2002 were $8,639,444 a 6% decrease from $9,179,866 for the same nine months of 2001. Total Operating Expenses for the three months ended September 30, 2002 decreased $122,101, or 3.8%, to $3,070,661 in 2002, as compared to $3,192,762 in 2001.

As a result of the aforementioned factors, Net Income for the nine month period decreased to $1,589,521, compared to $1,662,663 in 2001. Net Income for the three months ended September 30,2002 decreased to $431,634 compared to $508,968 for the same three months of 2001, a 15% decrease.

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

         Note Payable: At September 30, 2002 the Partnership had a note payable outstanding in the amount of $28,383,320. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The General Partner and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, The General Partner and Principal Financial Officer the have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


                           PART II - OTHER INFORMATION

ITEM 5.  Exhibits and REPORTS ON FORM 8-K

           (a)  Exhibit
                EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)  Reports on Form 8-K
                  There were no reports filed on Form 8-K during the three months ended September 30, 2002.

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


           Uniprop Manufactured Housing Communities
           Income Fund II, a Michigan Limited Partnership

           BY: Genesis Associates Limited Partnership,
               General Partner

               BY:  Uniprop, Inc.,
                    its Managing General Partner


                    By: /s/ Paul M. Zlotoff
                        -------------------------------------------------------
                                  Paul M. Zlotoff, Chairman


                    By: /s/ Gloria A. Koster
                        -------------------------------------------------------
                                  Gloria A. Koster, Principal Financial Officer



Dated: November 13, 2002

                               10-Q EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION

 EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002