Form 10-K
period 2002-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2003-03-26
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002          Commission File No. 0-16701

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


                            Yes [ X ]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes [ ]     No [X]

As of March 1, 2003, 3,303,387 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date held by non-affiliates, as estimated by the General Partner (based on a 2003 appraisal of Partnership properties), was approximately $49,569,376.



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

         On August 20, 1998, the Partnership borrowed $30,000,000 (the "Loan") from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The note is payable in monthly installments of $188,878, including interest at 6.37% through March 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028. The Partnership used the proceeds from the Loan to refinance to Partnership's outstanding indebtedness of $30,045,000, which was the result of a 1993 mortgage financing transaction.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its nine manufactured housing communities. Partnership operations commenced in April 1987 upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents home sites in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including current operating results of the particular Property and prevailing economic conditions, and will make the decision with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

Competition

         The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured home sites on a collective basis. This trend may result in increased competition with the Partnership for residents. In addition, the General Partner, its affiliates or both, has and may in the future participate directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects which may be in direct competition with one or more of the Properties.

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,045 housing sites competing with Sunshine Village. Ardmor Village competes with approximately nine communities in the Lakeville, Minnesota area offering approximately 2,363 housing sites. Camelot Manor competes with approximately 16 communities in the Grand Rapids, Michigan area offering approximately 3,631 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately nine communities offering approximately 3,636 housing sites. The Tampa, Florida area contains approximately four communities offering approximately 1,190 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 11 other communities in the Lansing, Michigan area offering approximately 3,438 housing sites. In the Las Vegas, Nevada area, West Valley and El Adobe compete with approximately 13 other communities offering approximately 3,719 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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



Employees

         The Partnership employs two part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $55,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

ITEM 2.  PROPERTIES

         The Partnership purchased all nine manufactured housing communities for cash. As a result of the Loan, however, seven of the nine Properties are now encumbered with mortgages.

         Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. In January 1990, the Partnership did begin acquiring some homes in conjunction with its home purchase/lease program for Country Roads and Paradise Village, that program has expanded and all nine properties now purchase a limited number of homes as inventory for sale. Each of the Properties has a community center, which includes offices, meeting rooms and game rooms. Country Roads has a 1,200 square foot rental cottage. Each of the Properties, except Stonegate Manor, has a swimming pool. Several of the Properties also have laundry rooms, playground areas, garage and maintenance areas and recreational vehicle or boat storage areas.

The table below contains certain information concerning the Partnership's nine properties.

PROPERTY NAME                                                                     NUMBER
AND LOCATION                   YEAR CONSTRUCTED            ACREAGE               OF SITES
------------                   ----------------            -------               --------

Ardmor Village
Cedar Avenue S.
Lakeville, MN                        1974                     74                    339

Camelot Manor
South Division
Grand Rapids, MI                     1973                     57                    335

Country Roads
Townsend Road
Jacksonville, FL                     1967                     37                    312

Dutch Hills
Upton Road
Haslett, MI                          1975                    42.8                   278

El Adobe
N. Lamb Blvd.
Las Vegas, NV                        1975                     36                    367

Paradise Village
Paradise Drive
Tampa, FL                            1971                     91                    614

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                          1968                    43.6                   308

Sunshine Village
Southwest 5th St.
Davie, FL                            1972                     45                    356

West Valley
W. Tropicana Ave
Las Vegas, NV                        1972                     53                    420





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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders and Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders and Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders and Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders and Limited Partners, as a group, holding more than 50% of the then outstanding interests. No matters were submitted to Unit Holders for vote during 2002.


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

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2003, the Properties were appraised at an aggregate fair market value of $80,250,000. Assuming a sale of the nine properties in March 2003, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $49,569,376 or $15.00 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2003, the Partnership had approximately 3,959 Unit Holders.


The Partnership has no equity compensation plans.

 ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998:

                               FISCAL YEAR        FISCAL YEAR      FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                  ENDED              ENDED            ENDED             ENDED             ENDED
                                 DECEMBER          DECEMBER          DECEMBER          DECEMBER         DECEMBER
                                 31, 2002          31, 2001          31, 2000          31, 1999          31, 1998
                                 --------          --------          --------          --------          --------


Total Assets                    $44,130,856       $45,616,944       $46,542,559       $47,525,657       $48,834,623
                                ===========       ===========       ===========       ===========       ===========

Long Term
Debt                            $28,273,124       $28,817,758       $29,209,358       $29,572,116       $29,915,975
                                ===========       ===========       ===========       ===========       ===========

Income                           13,741,599        14,530,327        14,474,625        12,718,010        12,419,636
Operating Expenses              (11,623,613)      (12,419,504)      (12,484,761)      (11,077,253)      (11,488,193)
                                -----------       -----------       -----------       -----------       -----------

Income before
Extraordinary Item:              $2,117,986        $2,110,823        $1,989,864        $1,640,757          $931,443

Extraordinary Item:                     -                 -                 -                 -            $250,998
                                 ----------        ----------        ----------        ----------        ----------

Net Income:                      $2,117,986        $2,110,823        $1,989,864        $1,640,757        $1,182,441
                                 ==========        ==========        ==========        ==========        ==========

Distributions to Unit
Holders,
per Unit:                              $.90              $.82              $.76              $.73             $1.43

Income per Unit:
Before Extra. Item                     $.63              $.63             $.60               $.49              $.28
Extraordinary Item                                                                                              .08

Weighted average
Number of Units
Outstanding:                      3,303,387         3,303,387         3,303,387         3,303,387         3,303,387



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

         As described in Item 1, the Partnership borrowed $30,000,000 from GMAC Commercial Mortgage Corporation. The note is payable in monthly installments of $188,878, including interest at 6.37% through March, 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028.The Loan was secured by mortgages on the Partnership's Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley Properties. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000.

         Future maturities on the note payable for the next five years are as follows: 2003 - $445,000; 2004 - $470,000; 2005 - $506,000; 2006 - $540,000 and
2007 - $587,000.

          The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.



Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build capital reserves. As of December 31, 2002, the Partnership had $3,118,034 in cash balances.



         In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), restored the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.


Results of Operations

Distributions

         For the year ended December 31, 2002, the Partnership made distributions to the Unit Holders of $2,973,048, which is equal, on an annualized basis, to 4.9% on their adjusted capital contributions ($.90 per $17.11 Unit). Distributions paid to Unit Holders in 2001 totaled $2,708,777, and $2,510,569 was paid in 2000.

         The distributions paid in 2002 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,679,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 2002 was approximately $27,628,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2002, the unpaid amount to be distributed to the General Partner was approximately $8,800,000.

Revenue and Net Income

         For the years ended December 31, 2002, 2001 and 2000, net income was $2,117,986, $2,110,823 and $1,989,864 on total revenues of $13,741,599,
$14,530,327 and $14,474,625, respectively. The consistent Net Income is due primarily to higher rents and lower operating expenses, offset by lower occupancy.

The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing. In addition, the U.S. economy has been sluggish. Nonetheless, the Partnership has maintained stable Net Income for three years.


         Net income plus depreciation and amortization less distributions to Unit Holders, was $909,183, $1,159,447 and $1,280,243, for the years ended December 31, 2002, 2001 and 2000, respectively.

Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $96,345, $89,494, and $87,165, in 2002, 2001 and 2000 respectively, to perform partnership management and investor relation services for the Partnership.

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 81% as of December 2002, versus 86% in December 2001, and 91% in December 2000. The average monthly rent (not weighted average) was approximately $384 per home site in December 2002, versus $373 in December 2001 and $363 in December 2000, an increase of 2.8% and 2.7%, respectively. The decline in occupancy is due primarily to an increase in foreclosures on homes financed by third-party lenders. The rate of new foreclosures has abated.

Recent Accounting Pronouncements

           In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No.30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

          The Partnership adopted of this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.



                                    TOTAL
                                    SITES         OCCUPIED SITES            OCCUPANCY RATE                   AVERAGE RENT
                                    -----    ------------------------   -------------------------      -------------------------


                                              2002     2001     2000    2002        2001      2000       2002     2001      2000
                                              ----     ----     ----    ----        ----      ----       ----     ----      ----
Ardmor Village                       339       316      331      336     93%         98%       99%       $374     $358      $346
Camelot Manor                        335       266      297      311     79%         89%       93%        365      355       342
Country Roads                        312       249      268      273     80%         87%       88%        261      251       242
Dutch Hills                          278       262      266      274     94%         96%       99%        360      351       341
El Adobe                             367       282      299      323     77%         82%       87%        432      424       419
Paradise Village                     614       390      431      481     64%         71%       79%        325      315       303
Stonegate Manor                      308       244      271      293     79%         88%       95%        363      356       348
Sunshine Village                     356       333      335      325     94%         95%       91%        477      462       447
West Valley                          420       357      380      401     85%         91%       95%        494      486       479
                                   -----     -----    -----    -----    ---         ---       ---        ----     ----      ----

Overall                            3,329     2,699    2,878    3,017    81%         86%       91%        $384     $373      $363

         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2002, 2001 and 2000.



                                                        GROSS REVENUE                              NET OPERATING INCOME
                                                                                                     AND NET INCOME


                                          2002          2001               2000            2002         2001            2000
                                          ----          ------             ----            ----         ----            ----
Ardmor Village                      $1,739,467      $2,043,593       $2,041,197        $864,742     $857,734         $ 789,214
Camelot Manor                        1,268,160       1,275,744        1,223,979         510,157      631,981           595,198
Country Roads                          805,292         895,231        1,020,569         311,401      160,166           197,804

Dutch Hills                          1,239,154       1,092,465        1,032,657         591,862      527,537           492,197
El Adobe                             1,538,618       1,563,480        1,703,048         824,163      879,277         1,051,291
Paradise Village                     1,724,890       1,880,534         1799,456         335,509      481,810           356,666
Stonegate Manor                      1,194,174       1,226,436        1,165,531         498,340      567,852           591,013
Sunshine Village                     2,056,581       2,195,235        1,966,092       1,108,979    1,024,580           916,686
West Valley                          2,143,653       2,244,655        2,364,855       1,301,637    1,379,525         1,458,246
                                    ----------      ----------       ----------        --------     --------         ---------
                                    13,709,989      14,417,373       14,317,384       6,346,790    6,510,463         6,448,315

Partnership                            $31,610        $112,954         $157,241       (281,991)    (242,249)         (176,792)
 Mgmt.




Other nonrecurring                                                                                         -                 -
Expenses                                                                              (343,093)    (524,039)         (590,678)



Debt Service                                                                        (1,840,845)   (1,875,951)      (1,890,033)

Depreciation and
Amortization                                                                        (1,762,875)   (1,757,401)      (1,800,948)
                                   -----------     -----------     -----------      ----------    -----------      -----------



TOTAL:                             $13,741,599     $14,530,327      $14,474,625      $2,117,986     $2,110,823      $1,989,864
==============================================================================================================================






COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

Gross revenues decreased $788,728 or 5% to $13,741,599 in 2002, compared to $14,530,327 in 2001. The decrease is primarily the result of a decrease in home sales and lower occupancy, partially offset by increased monthly rental rates. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home moving out of the property. Rental Income decreased $421,000 or 3% due to lower occupancy. Home Sale Income declined $435,000 or 28% due to lower home sales as a result of more restrictive retail financing.

The Partnership's operating expenses decreased $795,891, or 6.4% to $11,623,613 in 2002, compared to $12,419,504 in 2001.Property operations expense decreased by approximately $157,000 or 8% as staffing and other expenses were reduced in response to lower revenues. Home sale expense also declined by $584,000 due to lower sales volumes.

As a result of the forgoing factors, net income increased slightly from $2,110,823 in 2001 to $2,117,986 in 2002, as expenses declined in the same amount as revenue, due to quick action by the General Partner to adjust the cost structure in response to a weaker economy.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

Gross revenues increased $55,702 to $14,530,327 in 2001, compared to $14,474,625 in 2000. The increase is primarily the result of increased monthly rental rates and home sale income.

The Partnership's operating expenses decreased $65,257, to $12,419,504 in 2001, compared to $12,484,761 in 2000.

As a result of the forgoing factors, net income increased from $1,989,864 in 2000 to $2,110,823 in 2001.


IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

During 2002, two prominent publicly traded companies in the manufactured housing industry filed for protection under Chapter 11 (reorganization) of the Federal Bankruptcy Code. The two companies were Oakwood Homes (NYSE: OH), a fully integrated manufacturer, retailer and retail financier of manufactured homes, and Conseco Finance Corporation, a company that provided retail financing for manufactured homes. The companies filed for bankruptcy protection due to declining retail sales for manufactured homes and increased default rates on chattel mortgage loans for manufactured homes. The increase in foreclosures has created a surplus of pre-owned homes for sale which contributed to reduced sales of new homes.

In response to these industry conditions, the General Partner has increased the retail sales activity at the Properties owned by the Partnership. This includes purchasing a limited amount of homes in inventory for retail sale, along with increased advertising for home sales. In addition, the Partnership has engaged in a very limited amount of retail financing of manufactured homes, in order to facilitate sales. The maximum term of the retail contracts is 10 years, significantly less than is generally available from retail lenders. This shorter amortization creates a faster return of principal and thereby reduces the risk of loss. The total amount of retail loans at this time is also not material relative to the total assets and revenues of the Partnership. The General Partner believes that this retail sales and finance activity is an important part of increasing occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans have been minimal. However, the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.


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

         Note Payable: At December 31, 2002 the Partnership had a note payable outstanding in the amount of $28,273,124. Interest on this note is at a fixed rate of 6.37% through March 2009.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal year ended December 31, 2002, 2001 and 2000, and supplementary data are filed with this Report under Item 14.

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

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 53, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Charles Soberman, 53, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 49, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

         Roger Zlotoff, 42, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

         The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder and Limited Partner his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,679,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder and Limited Partner has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2002, approximately $600,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2002 was $8,800,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest could be made to the General Partner until the 10% cumulative preferred return of approximately $27,628,000, as of December 31, 2002, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

         The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder and Limited Partner has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop, Inc. have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the partnership agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2002. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

         Uniprop, Inc. received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received property management fees totaling $624,188. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

         Certain employees of affiliates of the General Partner were paid an aggregate of $96,345 during 2002 to perform local management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year.


ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chairman, Chief Financial Officer and Controller of Uniprop, Inc. have reviewed and evaluated the effectiveness of disclosure controls and procedures ( as defined in Exchange Act Rules 240.13a-14(c) and 15d-14 (c) within 90 days before the filing of this annual report. Based on that evaluation, the Chairman, Chief Financial Officer and the Controller have concluded that their current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.


Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets as of December 31, 2002 and 2001

                  (iii) Statements of Income for the fiscal years ended December 31, 2002, 2001 and 2000

                  (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2002, 2001 and 2000

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000

         (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2002, 2001 and 2000


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

         3(b)     Uniprop Income Fund II Agreement of Limited Partnership

         4(a) First Amendment to Uniprop Income Fund II Agreement of Limited Partnership (April 1, 1987)

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement among the Partnership, the General Partner and Consultant

         (b)      Reports on Form 8-K

                  The Partnership did not file any Forms 8-K during the fourth quarter of 2002.

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

         The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

         2 Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMACCM.

         The following exhibits are attached to this Report:

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP
February 7, 2003

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


December 31,                                                                         2002              2001
-------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                                                   $  51,212,057   $  50,708,179
   Land                                                                            11,647,745      11,662,525
   Furniture and equipment                                                            616,662         551,111
-------------------------------------------------------------------------------------------------------------

                                                                                   63,476,464      62,921,815
   Less accumulated depreciation                                                   25,618,711      23,894,162
-------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                         37,857,753      39,027,653

Cash                                                                                3,118,034       3,741,016
Manufactured homes and improvements                                                 1,110,202       1,142,579
Unamortized financing costs                                                           536,820         557,736
Other assets (Note 3)                                                               1,508,047       1,147,960
-------------------------------------------------------------------------------------------------------------

                                                                                $  44,130,856   $  45,616,944
=============================================================================================================

LIABILITIES AND PARTNERS' EQUITY

Note payable (Note 2)                                                           $  28,273,124   $  28,817,758
Accounts payable                                                                      178,328         265,037
Other liabilities (Note 4)                                                            704,535         704,218
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  29,155,987      29,787,013
-------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY
   Unit holders                                                                    14,654,262      15,530,504
   General partner                                                                    320,607         299,427
-------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                             14,974,869      15,829,931
-------------------------------------------------------------------------------------------------------------

                                                                                $  44,130,856   $  45,616,944
=============================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME



Year Ended December 31,                                              2002                2001               2000
-------------------------------------------------------------------------------------------------------------------
INCOME
   Rental                                                       $11,825,039         $12,246,049         $12,227,243
   Home sale income                                               1,135,270           1,570,982           1,450,720
   Other                                                            781,290             713,296             796,662
-------------------------------------------------------------------------------------------------------------------

                                                                 13,741,599          14,530,327          14,474,625
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Administrative (Note 5)                                        3,243,321           3,264,387           3,215,493
   Property taxes                                                 1,068,910           1,077,617           1,046,485
   Utilities                                                        857,262             852,880             941,596
   Property operations                                            1,701,880           1,858,650           1,919,413
   Depreciation and amortization                                  1,762,875           1,757,401           1,800,948
   Interest                                                       1,840,845           1,875,951           1,889,156
   Home sale expense                                              1,148,520           1,732,618           1,671,670
-------------------------------------------------------------------------------------------------------------------

                                                                 11,623,613          12,419,504          12,484,761
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $ 2,117,986         $ 2,110,823         $ 1,989,864
====================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)                    $       .63         $       .63         $       .60
====================================================================================================================

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)             $       .90         $       .82         $       .76
====================================================================================================================

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                   3,303,387           3,303,387           3,303,387
====================================================================================================================

NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)                $    21,180         $    21,108         $    19,899
====================================================================================================================

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                      $       -           $       -           $      -
====================================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                              General
                                                              Partner         Unit Holders       TOTAL
----------------------------------------------------------------------------------------------------------


BALANCE, January 1, 2000                                   $  258,420     $   16,690,170    $  16,948,590

Distributions to unit holders                                       -         (2,510,569)      (2,510,569)

Net income for the year                                        19,899          1,969,965        1,989,864
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                    278,319         16,149,566       16,427,885

Distributions to unit holders                                       -         (2,708,777)      (2,708,777)

Net income for the year                                        21,108          2,089,715        2,110,823
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                    299,427         15,530,504       15,829,931

Distributions to unit holders                                       -         (2,973,048)      (2,973,048)

Net income for the year                                        21,180          2,096,806        2,117,986
----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                                 $  320,607     $   14,654,262    $  14,974,869
==========================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                    2002              2001            2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $ 2,117,986      $ 2,110,823      $ 1,989,864
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                      1,741,959        1,736,485        1,779,936
       Amortization                                                         20,916           20,916           21,012
       Gain on sale of property and equipment                              (95,221)             -                -
       Decrease in manufactured homes and improvements                      32,377          352,958          380,029
       Increase in other assets                                           (360,087)          (5,154)        (200,564)
       Increase (decrease) in accounts payable                             (86,709)          85,595          (55,656)
       Increase (decrease) in other liabilities                                317          (21,656)         (43,979)
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                3,371,538        4,279,967        3,870,642
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (586,838)        (593,744)        (663,826)
   Proceeds from sale of property and equipment                            110,000              -                -
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (476,838)        (593,744)        (663,826)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                                        (2,973,048)      (2,708,777)      (2,510,569)
   Repayments of notes payable                                            (544,634)        (391,600)        (362,758)
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                   (3,517,682)      (3,100,377)      (2,873,327)
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                           (622,982)         585,846          333,489

CASH, at beginning of year                                               3,741,016        3,155,170        2,821,681
---------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                                   $ 3,118,034      $ 3,741,016      $ 3,155,170
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




                                ORGANIZATION AND BUSINESS
1.   SUMMARY OF ACCOUNTING
     POLICIES
                                Uniprop Manufactured Housing Communities
                                Income Fund II, a Michigan Limited
                                Partnership (the "Partnership")
                                acquired, maintains, operates and will
                                ultimately dispose of income producing
                                residential real properties consisting
                                of nine manufactured housing communities
                                (the "properties") located in Florida,
                                Michigan, Nevada and Minnesota. The
                                Partnership was organized and formed
                                under the laws of the State of Michigan
                                on November 7, 1986.

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

                                Accumulated depreciation for tax
                                purposes was $23,163,344 and $21,368,798
                                as of December 31, 2002 and 2001,
                                respectively.

                                Long-lived assets such as property and
                                equipment are evaluated for impairment
                                when events or changes in circumstances
                                indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2002.

                                MANUFACTURED HOMES AND IMPROVEMENTS

                                Manufactured homes and improvements are stated at the lower of cost or market and represent manufactured homes held for sale.

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

                                RECENT ACCOUNTING PRONOUNCEMENTS

                                In October 2001, the Financial Accounting
                                Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

                                The Partnership adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

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

                                Future maturities on the note payable for the next five years are as follows: 2003 - $445,000; 2004 - $470,000; 2005 - $506,000; 2006 -
                                $540,000 and 2007 -- 587,000.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS






3.   OTHER ASSETS               At  December 31, 2002 and 2001, "Other Assets"
                                included cash of approximately $332,000 and $284,000 in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The cash is restricted from operating use.

                                At December 31, 2002 and 2001, "Other assets" also included cash of approximately $263,000 in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

4.   OTHER LIABILITIES          Other liabilities consisted of:

                                December 31,                                  2002            2001
                                ---------------------------------------------------------------------

                                Tenants' security deposits                 $ 540,733      $  549,346
                                Accrued interest                             105,058         107,082
                                Other                                         58,744          47,790
                                ---------------------------------------------------------------------

                                TOTAL                                      $ 704,535      $  704,218
                                =====================================================================


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

                                FEES AND EXPENSES

                                During the years ended December 31, 2002, 2001 and 2000, the affiliate earned property management fees of $624,188, $643,915, and $643,765, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $29,812 and $13,685 by the affiliate at December 31, 2002 and 2001, respectively.

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

6.   RECONCILIATION OF
     FINANCIAL STATEMENT
     INCOME AND TAXABLE
     INCOME

                                Year Ended December 31,                  2002           2001             2000
                                ---------------------------------------------------------------------------------
                                Income per the financial
                                    statements                     $  2,117,986  $  2,110,823      $  1,989,864

                                Adjustments to depreciation
                                    for difference in methods           (69,998)       80,367           271,397

                                Adjustments for prepaid
                                    rent, meals and
                                    entertainment                        14,250        (7,263)           47,582
                                ---------------------------------------------------------------------------------

                                INCOME PER THE PARTNER-
                                    SHIP'S TAX RETURN              $  2,062,238  $  2,183,927      $  2,308,843
                                =================================================================================


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

                                Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $2,679,000 and $2,943,000 in 2002 and 2001, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $27,628,000 has been distributed to the unit holders.

                                At December 31, 2002, the general partner's cumulative incentive management interest to be distributed was approximately $8.8 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal 2003.

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

8.   SUPPLEMENTAL CASH FLOW     Interest paid during 2002, 2001 and 2000 was
     INFORMATION                approximately $1,843,000, $1,875,000, and
                                $1,889,000, respectively.

9.   INTERIM RESULTS            The following summary represents the unaudited
     (UNAUDITED)                results of operations of the Partnership,
                                expressed in thousands except per unit amounts, for the periods from January 1, 2001 through December 31, 2002:

                                                                      Three Months Ended
                        -------------------------------------------------------------------------------------------

                        2002                                    March 31,    June 30,  September 30,   December 31,
                        -------------------------------------------------------------------------------------------
                        REVENUES                               $   3,319    $  3,408   $     3,502     $     3,513
                        ===========================================================================================

                        NET INCOME                             $     503    $    655   $       432     $       528
                        ===========================================================================================

                        INCOME PER LIMITED PARTNERSHIP UNIT    $     .15    $    .20   $       .13     $       .15
                        ===========================================================================================


                                                                      Three Months Ended
                        -------------------------------------------------------------------------------------------

                        2001                                    March 31,    June 30,  September 30,   December 31,
                        -------------------------------------------------------------------------------------------

                        REVENUES                               $   3,443    $  3,698   $     3,702     $     3,687
                        ===========================================================================================

                        NET INCOME                             $     657    $    497   $       509     $       448
                        ===========================================================================================

                        INCOME PER LIMITED PARTNERSHIP UNIT    $     .20    $    .15   $       .15     $       .13
                        ===========================================================================================

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2002






==================================================================================================================
    Column A                  Column B                  Column C                          Column D
-------------------      ----------------     -------------------------------   ----------------------------------
                                                                                                         Costs
                                                                                                   Capitalized
                                                                                                 Subsequent to
                                                      Initial Cost                                 Acquisition
                                              --------------------------------  ----------------------------------
                                                               Buildings and                     Buildings and
Description                  Encumbrance          Land          Improvements         Land         Improvements
------------------------------------------------------------------------------------------------------------------
Ardmor Village
     (Lakeville, MN)        $  2,627,828     $  1,063,253     $  4,253,011       $ (14,780)     $  1,115,492

Sunshine Village
     (Davie, FL)               4,061,215        1,215,862        4,875,878             -             214,802

Camelot Manor
     (Grand Rapids, MI)        3,280,212          918,949        3,681,051             -             906,441

Country Roads
     (Jacksonville, FL)              -            636,550        2,546,200          38,106           675,102

Paradise Village
     (Tampa, FL)                     -          1,760,000        7,040,000         279,053         1,381,560

Dutch Hills
     (Haslett, MI)             2,442,409          839,693        3,358,771          41,526           585,425

Stonegate Manor
     (Lansing, MI)             2,854,211          930,307        3,721,229          40,552           697,100

El Adobe
     (Las Vegas, NV)           5,235,086        1,480,000        5,920,000          39,964           393,910

West Valley
     (Las Vegas NV)            7,772,163        2,289,700        9,158,800          89,010           687,285
------------------------------------------------------------------------------------------------------------------
                            $ 28,273,124     $ 11,134,314     $ 44,554,940       $ 513,431      $  6,657,117
==================================================================================================================





==================================================================================================================

              Column E                               Column F          Column G       Column H
------------------------------------------------   -------------     -------------  --------------

     Gross Amount at Which Carried                                                     Life on Which
         at Close of Period                                                          Depreciation in
------------------------------------------------                                       Latest Income
                   Buildings and                     Accumulated            Date        Statement is
       Land         Improvements       Total        Depreciation        Acquired            Computed
------------------------------------------------------------------------------------------------------------------

 $  1,048,473     $  5,368,503     $  6,416,976     $ 2,525,710            1987         30 years


    1,215,862        5,090,680        6,306,542       2,660,772            1987         30 years


      918,949        4,587,492        5,506,441       2,181,468            1987         30 years


      674,656        3,221,302        3,895,958       1,625,087            1987         30 years


    2,039,053        8,421,560       10,460,613       4,228,351            1987         30 years


      881,219        3,944,196        4,825,415       1,899,990            1987         30 years


      970,859        4,418,329        5,389,188       2,047,409            1987         30 years


    1,519,964        6,313,910        7,833,874       3,142,207            1988         30 years


    2,378,710        9,846,085       12,224,795       4,866,330            1988         30 years

------------------------------------------------------------------------------------------------------------------
 $ 11,647,745     $ 51,212,057     $ 62,859,802     $25,177,324
==================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2002








1.   RECONCILIATION OF LAND     The following table reconciles the land from
                                January 1, 2000 to December 31, 2002:

                                                                        2002            2001             2000
                                -------------------------------------------------------------------------------
                                BALANCE, at January 1           $ 11,662,525    $ 11,662,525   $   11,644,103

                                Additions to land                         -              -             18,422
                                Cost of land sold                    (14,780)            -                -
                                -------------------------------------------------------------------------------

                                BALANCE, at December 31         $ 11,647,745    $ 11,662,525   $   11,662,525
                                ===============================================================================


2.   RECONCILIATION OF          The following table reconciles the buildings and
     BUILDINGS AND              improvements from January 1, 2000 to December
     IMPROVEMENTS               31, 2002:

                                                                        2002            2001             2000
                                -------------------------------------------------------------------------------
                                BALANCE, at January 1           $ 50,708,179    $ 50,263,748   $   49,776,786

                                Additions to buildings and
                                  improvements                       503,878         444,431          720,962
                                Cost of assets sold                      -               -           (234,000)
                                -------------------------------------------------------------------------------

                                BALANCE, at December 31         $ 51,212,057    $ 50,708,179   $   50,263,748
                                ===============================================================================



3.   RECONCILIATION OF
     ACCUMULATED DEPRECIATION   The following table reconciles the accumulated
                                depreciation from January 1, 2000 to
                                December 31, 2002:

                                                                        2002            2001             2000
                                -------------------------------------------------------------------------------

                                BALANCE, at January 1           $ 23,473,656    $ 21,830,404   $   20,240,011

                                Current year
                                  depreciation expense             1,703,668       1,643,252        1,718,836
                                Accumulated depreciation
                                  on assets sold                         -               -           (128,443)
                                -------------------------------------------------------------------------------

                                BALANCE, at December 31         $ 25,177,324    $ 23,473,656   $   21,830,404
                                ===============================================================================



4.   TAX BASIS OF BUILDINGS
     AND IMPROVEMENTS           The aggregate cost of buildings and improvements
                                for federal income tax purposes is equal to the cost basis used for financial statements purposes.

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

                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY:     Genesis Associates Limited Partnership,
                            General Partner

                            BY:      Uniprop, Inc., Managing General Partner


                                      By: /s/ Paul M. Zlotoff
                                         ---------------------------------------
                                         Paul M. Zlotoff, Chairman
Dated:  March 24, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria A. Koster              By: /s/ Paul M. Zlotoff
    --------------------------------      --------------------------------------
      Gloria A. Koster                    Paul M. Zlotoff, Chairman of Uniprop,
      (Chief Financial Officer of         Inc. (Principal Executive Officer)
      Uniprop, Inc.)


Dated:  March 24, 2003

By: /s/ Susann Szepytowski
    -----------------------
      Susann Szepytowski
      (Controller of Uniprop, Inc.)


Dated: March 24, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Paul M Zlotoff, certify that:


       1. I have reviewed this annual report on Form 10-K of Uniprop Manufactured Housing Income Fund II;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                c) presented in this annual report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 24, 2003           Signature: /s/ Paul M. Zlotoff
                                               -------------------

                                               Paul M. Zlotoff, Principal
                                               Executive Officer
                                               President & Director of GP
                                               Genesis Corp.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Gloria A. Koster, certify that:

       1. I have reviewed this annual report on Form 10-K of Uniprop Manufactured Housing Income Fund II.

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                c. presented in this annual report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date.

       5. The registrant's other certifying officers and I have evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 24, 2003           Signature: /s/ Gloria A. Koster
                                               --------------------
                                  Gloria A. Koster, Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
-------
NUMBER              DESCRIPTION                              METHOD OF FILING                               PAGE
------              -----------                              ----------------                               ----

 2                  Mortgage Notes, made on August 20,       Incorporated by reference
                    1998 between Uniprop Income Fund II      to the Form 8-K filed on September
                    and GMACCM                               8, 1998.


                                                             Incorporated by reference to the S-11
 3(a)               Certificate of Limited Partnership       Registration Statement of the
                    for the Partnership                      Partnership filed November 12, 1986, as
                                                             amended on December 22, 1986 and
                                                             January 16, 1987 (the "Registration
                                                             Statement").

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




28                  Letter summary of the estimated          Filed herewith.
                    fair market values of the Partnership's
                    nine manufactured housing communities,
                    as of March 1, 2003.


99.1                Certification Pursuant                   Filed here within

99.2                Certification Pursuant                   Filed here within