Form 10-Q
period 2003-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2003-05-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2003            Commission File No. 0-16701

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

                             Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes [ ]        No [X]

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                      Page
                                                                      ----

PART I       FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Balance Sheets
             March 31, 2003 (Unaudited) and
             December 31, 2002                                           3

             Statements of Income
             Three months ended March 31, 2003
             and 2002 (Unaudited)                                        4

             Statement of Partners Equity
             Three months ended March 31, 2003 (Unaudited)               4

             Statements of Cash Flows
             Three months ended March 31, 2003
             and 2002 (Unaudited)                                        5

             Notes to Financial Statements
             March 31, 2003 (Unaudited)                                  6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                               7

  ITEM 3.    QUANTITATIVE AND QUALITATIVE
             DISCLOSURES ABOUT MARKET RISK                               9

  ITEM 4.    CONTROLS AND PROCEDURES                                     10

PART II      OTHER INFORMATION

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             CERTIFICATION EXHIBITS                                      11

          UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                       A MICHIGAN LIMITED PARTNERSHIP

                               BALANCE SHEETS


ASSETS                                                                        March 31,2003       December 31, 2002
                                                                              -------------       -----------------
                                                                                        (Unaudited)
Properties:
  Land                                                                        $ 11,647,745           $ 11,647,745
  Buildings And Improvements                                                    51,229,021             51,212,057
  Furniture And Fixtures                                                           605,838                616,662
                                                                              ------------           ------------
                                                                                63,482,604             63,476,464

  Less Accumulated Depreciation                                                (26,037,811)           (25,618,711)
                                                                              ------------           ------------
                                                                                37,444,793             37,857,753

Cash And Cash Equivalents                                                        2,957,348              3,118,034
Unamortized Finance Costs                                                          531,591                536,820
Manufactured Homes and Improvements                                              1,455,910              1,110,202
Other Assets                                                                     1,341,811              1,508,047
                                                                              ------------           ------------

Total Assets                                                                  $ 43,731,453           $ 44,130,856
                                                                              ------------           ------------


LIABILITIES & PARTNERS EQUITY                                                 March 31,2003       December 31, 2002
                                                                              -------------       -----------------
                                                                                        (Unaudited)

 Accounts Payable                                                             $    131,341           $    178,328
 Other Liabilities                                                                 706,486                704,535
 Notes Payable                                                                  28,156,219             28,273,124
                                                                              ------------           ------------

Total Liabilities                                                               28,994,046             29,155,987

Partners' Equity:
  General Partner                                                                  325,830                320,607
   Unit Holders                                                                 14,411,577             14,654,262
                                                                              ------------           ------------

Total Partners' Equity                                                          14,737,407             14,974,869
                                                                              ------------           ------------

Total Liabilities And
  Partners' Equity                                                            $ 43,731,453           $ 44,130,856
                                                                              ------------           ------------


                     See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                                                          THREE MONTHS ENDED
                                                                        March 31, 2003      March 31, 2002
                                                                        --------------      --------------
                                                                          (unaudited)         (unaudited)
Income:
  Rental Income                                                           $2,924,202          $3,003,960
  Other                                                                      144,688             146,337
  Home Sale Income                                                           182,301             168,436
                                                                          ----------          ----------

Total Income                                                              $3,251,191          $3,318,733
                                                                          ----------          ----------

Operating Expenses:
  Administrative Expenses
   (Including $152,931 and $156,921, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2003 and 2002 Respectively)                                     827,174             840,742
  Property Taxes                                                             268,752             270,234
  Utilities                                                                  201,413             214,815
  Property Operations                                                        352,227             415,672
  Depreciation And Amortization                                              440,907             431,227
  Interest                                                                   449,294             458,046
  Home Sale Expense                                                          189,107             185,095
                                                                          ----------          ----------

Total Operating Expenses                                                  $2,728,874          $2,815,831
                                                                          ----------          ----------

Net Income                                                                $  522,317          $  502,902
                                                                          ----------          ----------

Income Per Unit:                                                                0.16                0.15

Distribution Per Unit:                                                          0.23                0.21

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March 31, 2003 and 2002                                                   3,303,387           3,303,387


STATEMENT OF PARTNERS' EQUITY (Unaudited)

                                                   General Partner      Unit Holders              Total
                                                   ---------------      ------------              -----
Balance, January 1, 2003                            $   320,607         $ 14,654,262         $  14,974,869
Distributions                                                               (759,779)             (759,779)
Net Income                                                5,223              517,094               522,317

                                                    -------------------------------------------------------
Balance as of March 31, 2003                        $   325,830         $ 14,411,577         $  14,737,407
                                                    =======================================================





                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                              March 31, 2003        March 31, 2002
                                                                              --------------        --------------
                                                                                (Unaudited)          (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                   $   522,317           $   502,902
                                                                               -----------           -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                     435,678               424,628
  Amortization                                                                       5,229                 5,229
  Gain on Sale of Property and Equipment                                            (3,000)                    0
  (Increase) Decrease in Manufactured Homes & Improvements                        (345,708)             (132,088)
 (Increase) Decrease In Other Assets                                               166,236               155,483
  Increase (Decrease) In Accounts Payables                                         (46,987)              (86,614)
  Increase (Decrease) In Other Liabilities                                           1,951                17,064
                                                                               -----------           -----------

Total Adjustments                                                                  213,399               383,702
                                                                               -----------           -----------

    Net Cash Provided By
      Operating Activities                                                         735,716               886,604
                                                                               -----------           -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                             (22,718)             (160,785)
  Proceeds from sale of Equipment                                                    3,000
                                                                               -----------           -----------

    Net Cash Used In
      Investing Activities                                                         (19,718)          $  (160,785)
                                                                               -----------           -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                                       (759,779)             (693,711)
   Payment On Mortgage                                                            (116,905)             (108,185)
                                                                               -----------           -----------


Net Cash Provided By (Used In)
  Financing Activities                                                            (876,684)             (801,896)
                                                                               -----------           -----------

Increase (Decrease) In Cash and Equivalents                                       (160,686)              (76,077)
Cash and Equivalents, Beginning                                                  3,118,034             3,741,016
                                                                               -----------           -----------

Cash and Equivalents, Ending                                                   $ 2,957,348           $ 3,664,939
                                                                               ===========           ===========


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003 (Unaudited)




1.       BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.

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

Distributable Cash from Operations totaled $963,224 and $932,759 for the quarters ended March 31, 2003 and 2002, respectively. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders as of March 31, 2003. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. The remaining $203,445 was added to reserves, as of March 31, 2003, the Partnership's cash reserves amounted to $2,957,348. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 80% at the end of March 2003, versus 88% for March 2002. The average monthly homesite rent as of March 31, 2003 was approximately $387, versus $376, an increase of 3% from March 2002.


                                   TOTAL          OCCUPIED        OCCUPANCY    AVERAGE*
                                   CAPACITY       SITES           RATE         RENT

Ardmor Village                     339            312             92%          $ 378
Camelot Manor                      335            260             78%            366
Country Roads                      312            242             77%            261
Dutch Hills                        278            261             94%            364
El Adobe                           367            280             76%            432
Paradise Village                   614            381             62%            325
Stonegate Manor                    308            243             79%            368
Sunshine Village                   356            333             94%            493
West Valley                        421            355             84%            494
                                   ---            ---             ---           ----

TOTAL ON 3/31/03:                  3,330          2,667           80%          $ 387
TOTAL ON 3/31/02:                  3,330          2,925           88%          $ 376

*NOT A WEIGHTED AVERAGE



                                                 GROSS REVENUES                                 NET INCOME
                                           3/31/03               3/31/02               3/31/03               3/31/02
Ardmor Village                         $   440,400           $   357,087           $   177,126           $   178,191
Camelot Manor                              275,746               356,513               135,949               152,390
Country Roads                              195,992               205,559                76,784                71,969
Dutch Hills                                277,199               273,421               154,274               143,786
El Adobe                                   354,625               379,877               188,987               206,647
Paradise Village                           417,812               432,475                95,169               108,916
Stonegate Manor                            296,079               277,999               132,323               135,209
Sunshine Village                           452,344               498,483               273,508               268,572
West Valley                                536,386               528,145               324,691               299,101
                                       -----------           -----------           -----------           -----------
                                         3,246,583             3,309,559             1,558,811             1,564,781
Partnership Management:                      4,608                 9,174               (92,807)             (114,096)

Other Non Recurring expenses:                   --                    --               (53,486)              (58,510)
Debt Service                                                                          (449,294)             (458,046)

Depreciation and Amortization                   --                    --              (440,907)             (431,227)
                                       -----------           -----------           -----------           -----------
                                       $ 3,251,191           $ 3,318,733           $   522,317           $   502,902

COMPARISON OF QUARTER ENDED MARCH 31, 2003 TO QUARTER ENDED MARCH 31, 2002 Gross revenues decreased $67,542 to $3,251,191 in 2003, as compared to $3,318,733 in 2002. The decrease was primarily the result of weak economic conditions.
(See table on previous page.)

As described in the Statements of Income, total operating expenses decreased $86,957, or 3%, to $2,728,874 in 2003, as compared to $2,815,831 in 2002. The decrease is due to controlling property expenses as well as lower utilities and property taxes.

As a result of the aforementioned factors, Net Income increased to $522,317 for the first quarter of 2003 compared to $502,902 for the first quarter of 2002.




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

Note Payable: At March 31, 2003 the Partnership had a note payable outstanding in the amount of $28,156,219. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.



ITEM 4.  CONTROLS AND PROCEDURE'S

Evaluation of Disclosure Controls and Procedures

         The Director and Chief Financial Officer of Uniprop, Inc. have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) within 90 days before the filing of this quarterly report. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.



                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

               (a)  Exhibit
                    EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K
                        There were no reports filed on Form 8-K during the three months ended March 31, 2003.

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


                           Uniprop Manufactured Housing Communities
                           Income Fund II, a Michigan Limited Partnership

                           BY:  Genesis Associates Limited Partnership,
                                General Partner

                                BY:  Uniprop, Inc.,
                                     its Managing General Partner


                                     By: /s/ Paul M. Zlotoff
                                         ------------------------------
                                         Paul M. Zlotoff, President


                                     By: /s/ Gloria A. Koster
                                         ------------------------------
                                         Gloria A. Koster, Principal
                                          Financial Officer



Dated: May 13, 2003

       I, Paul M. Zlotoff, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Uniprop Manufactured Housing Income Fund II;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c) presented in this quarterly report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003       Signature: /s/ Paul M. Zlotoff
                                    -------------------

                                    Paul M. Zlotoff, Principal Executive Officer
                                    President & Director of GP Genesis Corp.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Gloria A. Koster, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Uniprop Manufactured Housing Income Fund II.

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

                 a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                 b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                 c. presented in this quarterly report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date.

        5. The registrant's other certifying officers and I have evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
                 b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003          Signature: /s/ Gloria A. Koster
                                       --------------------
                                       Gloria A. Koster, Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002