Form 10-Q
period 2003-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2003-08-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the Quarter Ended June 30, 2003              Commission File No. 0-16701

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

                                      INDEX



                                                                            Page

PART I    FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets
          June 30, 2003 (Unaudited) and
          December 31, 2002                                                   3

          Statements of Income Six month ended June 30, 2003 and 2002
          Three months ended June 30, 2003
          and 2002 (Unaudited)                                                4

          Statement of Partners Equity
          Six months ended June 30, 2003(Unaudited)                           4

          Statements of Cash Flows
          Six month ended June 30, 2003                                       5

          Notes to Financial Statements
          June 30, 2003 (Unaudited)                                           6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                       7

  ITEM 3. QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK                                       9

  ITEM 4. CONTROLS AND PROCEDURES                                            10

PART II   OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          CERTIFICATION EXHIBITS                                             10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                                    JUNE 30,2003           DECEMBER 31, 2002
                                                          ------------           -----------------
                                                            (UNAUDITED)
Properties:
  Land                                                         $11,666,645             $11,647,745
  Buildings And Improvements                                    51,344,772              51,212,057
  Furniture And Fixtures                                           623,085                 616,662
                                                                   -------                 -------
                                                                63,634,502              63,476,464

  Less Accumulated Depreciation                                 26,453,775              25,618,711
                                                                ----------              ----------
                                                                37,180,727              37,857,753

Cash And Cash Equivalents                                        3,245,079               3,118,034
Unamortized Finance Costs                                          526,362                 536,820
Manufactured Homes & Improvements                                1,297,450               1,110,202
Other Assets                                                     1,503,950               1,508,047
                                                                 ---------               ---------

Total Assets                                                   $43,753,568             $44,130,856
                                                               -----------             -----------





LIABILITIES & PARTNER  EQUITY                              JUNE 30,2003          DECEMBER 31, 2002
                                                           ------------          -----------------
                                                            (UNAUDITED)
 Accounts Payable                                                 $185,852                $178,328
 Other Liabilities                                                 910,976                 704,535
 Notes Payable                                                  28,047,348              28,273,124
                                                                ----------              ----------

Total Liabilities                                              $29,144,176             $29,155,987
                                                               -----------             -----------

Partners' Equity:
  General Partner                                                  332,148                 320,607
   Unit Holders                                                 14,277,244              14,654,262
                                                                ----------              ----------

Total Partners' Equity                                          14,609,392              14,974,869
                                                                ----------              ----------

Total Liabilities And
  Partners' Equity                                             $43,753,568             $44,130,856
                                                               -----------             -----------




                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                             SIX MONTHS ENDED                THREE MONTHS ENDED
                                                           JUNE 30, 2003    JUNE 30, 2002    JUNE 30,2003     JUNE 30, 2002
                                                           -------------    -------------    ------------     -------------
                                                            (unaudited)      (unaudited)      (unaudited)      (unaudited)
Income:
  Rental Income                                              $5,863,051       $5,953,389        2,938,849        2,949,429
  Other                                                         349,635          410,281          204,947          263,944
   Home Sale Income                                             794,101          363,000          611,800          194,564
                                                                -------          -------          -------          -------

Total Income                                                 $7,006,787       $6,726,670        3,755,596        3,407,937
                                                             ----------       ----------        ---------        ---------

Operating Expenses:
  Administrative Expenses
   (Including $309,459, $311,545, $156,528 and $156,921,
   in Property Management
   Fees Paid to an Affiliate for the Six and Three Month
   Period Ending
   June 30, 2003 and 2002 Respectively)                       1,643,519        1,569,913          816,345          729,171
  Property Taxes                                                537,456          540,330          268,704          270,096
  Utilities                                                     407,117          426,073          205,704          211,258
  Property Operations                                           754,994          875,055          402,767          459,383
  Depreciation And Amortization                                 884,411          880,328          443,504          449,101
  Interest                                                      903,291          918,647          453,997          460,601
  Home Sale Expense                                             721,918          358,437          532,811          173,342
                                                                -------          -------          -------          -------

Total Operating Expenses                                     $5,852,706       $5,568,783       $3,123,832       $2,752,952
                                                             ----------       ----------       ----------       ----------

Net Income                                                   $1,154,081       $1,157,887         $631,764         $654,985
                                                             ----------       ----------         --------         --------

Income Per Unit:                                                   0.35             0.35             0.19             0.20

Distribution Per Unit:                                             0.46             0.44             0.23             0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 2003 and 2002                                       3,303,387        3,303,387        3,303,387        3,303,387




STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                       General Partner       Unit Holders        Total
                                                       ---------------       ------------        -----

Balance, January 1, 2003                                       $320,607      $14,654,262      $14,974,869
Distributions                                                         0       (1,519,558)      (1,519,558)
Net Income                                                       11,541        1,142,540       $1,154,081
                                                                 ------        ---------       ----------

Balance as of June 30, 2003                                    $332,148      $14,277,244      $14,609,392
                                                               --------      -----------      -----------





                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                      JUNE 30, 2003             JUNE 30,2002
                                                                      -------------             ------------
                                                                       (Unaudited)              (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                                            $1,154,081               $1,157,887
                                                                        ----------               ----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                             873,953                  869,870
  Amortization                                                              10,458                   10,458
  Gain on Sale of Equipment                                                 (8,846)                (107,688)
 (Increase) Decrease in Manufactured Homes and Improvements               (187,248)                (320,196)
(Increase) Decrease In Other Assets                                          4,097                   (8,286)
  Increase  (Decrease) In Accounts Payables                                  7,524                 (170,032)
  Increase (Decrease) In Other Liabilities                                 206,441                  209,449
                                                                           -------                  -------

Total Adjustments                                                          906,379                  483,575
                                                                           -------                  -------

    Net Cash Provided By
      Operating Activities                                               2,060,460                1,641,462
                                                                         ---------                ---------

Cash Flows From Investing Activities:
  Capital Expenditures                                                    (196,927)                (349,228)
  Proceeds from sale of  Equipment                                           8,846                  122,468
                                                                             -----                  -------

Net Cash Used In
  Investing Actvities                                                     (188,081)               ($226,760)
                                                                          --------                ---------

Cash Flows From Financing Activities:
  Distributions To Partners                                             (1,519,558)              (1,453,490)
   Payment On Mortgage                                                    (225,776)                (330,945)
                                                                          --------                 --------

Net Cash Used In
  Financing Activities                                                  (1,745,334)              (1,784,435)
                                                                        ----------               ----------

Increase (Decrease) In Cash and Equivalents                                127,045                 (369,733)
Cash and Equivalents, Beginning                                          3,118,034                3,741,016
                                                                         ---------                ---------

Cash and Equivalents, Ending                                            $3,245,079               $3,371,283
                                                                        ----------               ----------




                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP





                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (Unaudited)




1.       BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.

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

Distributable Cash from Operations totaled $1,075,268 and $1,104,086 for the quarters ended June 30, 2003 and 2002, respectively. Distributable Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders as of June 30, 2003. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. The remaining $315,489 was added to reserves, as of June 30, 2003, the Partnership's cash reserves amounted to $3,245,079. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 82% at the end of June 2003, versus 85% for June 2002. The average monthly homesite rent as of June 30, 2003 was approximately $393, versus $380, an increase of 3% from June 2002.



                                                 TOTAL               OCCUPIED             OCCUPANCY          AVERAGE*
                                                 CAPACITY            SITES                RATE               RENT
Ardmor Village                                   339                 313                  93%                $383
Camelot Manor                                    335                 262                  79%                 372
Country Roads                                    312                 239                  77%                 271
Dutch Hills                                      278                 259                  94%                 367
El Adobe                                         367                 279                  76%                 449
Paradise Village                                 614                 372                  61%                 335
Stonegate Manor                                  308                 241                  79%                 370
Sunshine Village                                 356                 332                  94%                 493
West Valley                                      421                 351                  84%                 494
                                                 ---                 ---                  --                  ---

TOTAL ON 6/30/03:                                3,330               2,648                82%                $393
TOTAL ON 6/30/02:                                3,329               2,783                85%                $380
*NOT A WEIGHTED AVERAGE




                                                   GROSS REVENUES                                NET INCOME
                                             6/30/03               6/30/02               6/30/03               6/30/02
Ardmor Village                              $692,951              $545,206              $209,174              $310,540
Camelot Manor                                386,277               306,823               180,894               135,744
Country Roads                                248,032               202,124                85,987                71,783
Dutch Hills                                  305,638               322,892               153,124               166,969
El Adobe                                     371,515               351,616               195,227               157,592
Paradise Village                             427,806               494,600               108,535               119,696
Stonegate Manor                              271,672               261,348               117,358               123,807
Sunshine Village                             455,853               462,616               275,913               282,561
West Valley                                  591,195               452,442               348,047               345,186
                                           ---------             ---------             ---------             ---------
                                           3,750,939             3,399,667             1,674,259             1,713,878
Partnership Management:                        4,657                 8,270               (80,919)              (50,575)

Other Non Recurring expenses:                   --                    --                 (64,075)              (98,616)
Debt Service                                                                            (453,997)             (460,601)

Depreciation and Amortization                   --                    --                (443,504)             (449,101)
                                           ---------             ---------             ---------             ---------
                                          $3,755,596            $3,407,937              $631,764              $654,985

COMPARISON OF THREE MONTHS AND QUARTER ENDED JUNE 30, 2003 TO THREE MONTHS AND QUARTER ENDED JUNE 30, 2002
Gross revenues for the three months increased $347,659 to $3,755,596 in 2003, as compared to $3,407,937 in 2002. The increase was primarily the result of an increase in home sale revenue.

(See table on previous page.)

As described in the Statements of Income, Total Operating Expenses for the three months increased to $3,123,832, in 2003, as compared to $2,752,952 for the same three months in 2002. The increase is due to higher home sale expenses.

As a result of the aforementioned factors, Net Income for the three month period decreased to $631,764, compared to $654,985 in 2002.


COMPARISON OF SIX MONTHS AND QUARTER ENDED JUNE 30, 2003 TO SIX MONTHS AND QUARTER ENDED JUNE 30, 2002
Gross revenues for the six months increased $280,117 to $7,006,787 in 2003, as compared to $6,726,670 in 2002. The increase was primarily the result of an increase in home sale revenue. (See table on previous page.)

As described in the Statements of Income, Total Operating Expenses for the six months increased to $5,852,706, in 2003, as compared to $5,568,783 for the same six months in 2002. The increase is due to higher home sale expenses.

As a result of the aforementioned factors, Net Income for the six month period decreased to $1,154,081, compared to $1,157,887 in 2002.

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

Note Payable: At June 30, 2003 the Partnership had a note payable outstanding in the amount of $28,047,348. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 4.        CONTROLS AND PROCEDURE'S

Evaluation of Disclosure Controls and Procedures

         The Director and Chief Financial Officer of Uniprop, Inc. have reviewed and evaluated the effectiveness of our disclosure controls and procedures ( as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) ) within 90 days before the filing of this quarterly report. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.






                           PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

                (a)  Reports on Form 8-K
                         There were no reports filed on Form 8-K during the three months ended June 30, 2003.

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

                     BY: Genesis Associates Limited Partnership,
                         General Partner

                         BY:   Uniprop, Inc.,
                               its Managing General Partner


                               By: /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, President


                               By: /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: August 12, 2003

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

EX-31.1           Certification of Chief Executive Officer pursuant to Section
                  302.

EX-31.2           Certification of Chief Financial Officer pursuant to Section
                  302.

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.