Form 10-Q
period 2003-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2003-11-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 2003 Commission File No. 0-16701

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

                                      INDEX



                                                                                            Page
PART I                  FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 2003 (Unaudited) and
                  December 31, 2002                                                           3

                  Statements of Income
                  Nine months ended September 30, 2003 and 2002 (Unaudited)
                  Three months ended September 30, 2003 and 2002
                  (Unaudited)                                                                 4

                  Statement of Partners Equity
                  Nine months ended September 30, 2003 (Unaudited)                            4

                  Statements of Cash Flows
                  Nine months ended September 30, 2003
                  and 2002 (Unaudited)                                                        5

                  Notes to Financial Statements
                  September 30, 2003 (Unaudited)                                              6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                               7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                               10

  ITEM 4.         CONTROLS AND PROCEDURES                                                     10

  PART II         OTHER INFORMATION                                                           10

  ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K                                            10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



ASSETS                                                            SEPTEMBER 30,2003                DECEMBER 31, 2002
                                                                  -----------------                -----------------
                                                                     (UNAUDITED)                       (AUDITED)
Properties:
  Land                                                               $11,666,645                        $11,647,745
  Buildings And Improvements                                          51,528,902                         51,212,057
  Furniture And Fixtures                                                 623,085                            616,662
                                                                     -----------                        -----------
                                                                      63,818,632                         63,476,464

  Less Accumulated Depreciation                                       26,894,510                         25,618,711
                                                                     -----------                        -----------
                                                                      36,924,122                         37,857,753

Cash And Cash Equivalents                                              3,025,734                          3,118,034
Unamortized Finance Costs                                                521,133                            536,820
Manufactured Homes & Improvements                                      1,424,872                          1,110,202
Other Assets                                                           1,690,656                          1,508,047
                                                                     -----------                        -----------

Total Assets                                                         $43,586,517                        $44,130,856
                                                                     -----------                        -----------


LIABILITIES & PARTNERS' EQUITY                                    SEPTEMBER 30,2003                 DECEMBER 31, 2002
                                                                -------------------                 -----------------
                                                                     (UNAUDITED)                        (AUDITED)
 Accounts Payable                                                    $   366,058                        $   178,328
 Other Liabilities                                                       977,503                            704,535
 Notes Payable                                                        27,936,663                         28,273,124
                                                                     -----------                        -----------

Total Liabilities                                                    $29,280,224                        $29,155,987

Partners' Equity:
  General Partner                                                        336,715                            320,607
  Unit Holders                                                        13,969,578                         14,654,262
                                                                     -----------                        -----------

Total Partners' Equity                                                14,306,293                         14,974,869
                                                                     -----------                        -----------

Total Liabilities And
  Partners' Equity                                                   $43,586,517                        $44,130,856
                                                                     -----------                        -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                                         NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30,2003    SEPTEMBER 30, 2002
                                                  ------------------   ------------------   -----------------    ------------------
                                                      (unaudited)           (unaudited)         (unaudited)          (unaudited)
Income:
  Rental Income                                       $ 8,795,386          $ 8,866,525           2,932,335            2,913,136
  Other                                                   495,566              567,558             145,931              157,277
  Home Sale Income                                      1,390,689              794,882             596,588              431,882
                                                      -----------          -----------          ----------           ----------

Total Income                                          $10,681,641          $10,228,965           3,674,854            3,502,295
                                                      -----------          -----------          ----------           ----------

Operating Expenses:
  Administrative Expenses
  (Including $462,613, $464,380,
  $153,154 and $152,835 in Property
  Management Fees Paid to an Affiliate
  for the Nine and Three Month Period Ending
  September 30, 2003 and 2002 Respectively)             2,486,090            2,335,621             842,571              765,708
  Property Taxes                                          806,037              810,330             268,581              270,000
  Utilities                                               628,639              651,611             221,522              225,538
  Property Operations                                   1,149,396            1,323,899             394,402              448,844
  Depreciation And Amortization                         1,330,375            1,323,462             445,964              443,134
  Interest                                              1,358,840            1,381,415             455,549              462,768
  Home Sale Expense                                     1,311,503              813,106             589,585              454,669
                                                      -----------          -----------          ----------           ----------

Total Operating Expenses                              $ 9,070,880          $ 8,639,444          $3,218,174           $3,070,661
                                                      -----------          -----------          ----------           ----------

Net Income                                            $ 1,610,761          $ 1,589,521          $  456,680           $  431,634
                                                      -----------          -----------          ----------           ----------

Income Per Unit:                                             0.48                 0.48                0.14                 0.13

Distribution Per Unit:                                       0.69                 0.67                0.23                 0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited
 Partnership Interest Outstanding
 During The Period Ending
 September 30, 2003 and 2002                            3,303,387            3,303,387           3,303,387            3,303,387



STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                     General Partner            Unit Holders            Total
Balance, January 1, 2003                                 $320,607               $14,654,262         $14,974,869
Distributions                                                   0                (2,279,337)         (2,279,337)
Net Income                                                 16,108                 1,594,653           1,610,761
                                                         --------               -----------         -----------

Balance as of September 30, 2003                         $336,715               $13,969,578         $14,306,293
                                                         --------               -----------         -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS


                                                                                               NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,2003       SEPTEMBER 30,2002
                                                                                     -----------------       -----------------
                                                                                        (unaudited)              (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                            $ 1,610,761              $ 1,589,521
                                                                                        -----------              -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                            1,314,688                1,307,775
  Amortization                                                                               15,687                   15,687
  Gain on Sale of Property and Equipment                                                     (8,846)                (107,668)
  (Increase) Decrease in Manufactured Homes & Improvements                                 (314,670)                (106,780)
  (Increase) Decrease In Other Assets                                                      (182,609)                (298,752)
  Increase (Decrease) In Accounts Payables                                                  187,730                 (133,710)
  Increase (Decrease) In Other Liabilities                                                  272,968                  229,390
                                                                                        -----------              -----------

Total Adjustments                                                                         1,284,948                  905,942
                                                                                        -----------              -----------

    Net Cash Provided By
      Operating Activities                                                                2,895,709                2,495,463
                                                                                        -----------              -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                                     (381,057)                (424,616)
  Proceeds from Sale of Property and Equipment                                                8,846                  122,468
                                                                                        -----------              -----------

    Net Cash Provided By (Used In)
      Investing  Activities                                                                (372,211)                (302,148)
                                                                                        -----------              -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                                              (2,279,337)              (2,213,269)
  Payment On Mortgage                                                                      (336,461)                (434,438)
                                                                                        -----------              -----------


Net Cash Provided By (Used In)
  Financing Activities                                                                   (2,615,798)              (2,647,707)
                                                                                        -----------              -----------

Increase (Decrease) In Cash and Equivalents                                                 (92,300)                (454,392)
Cash and Equivalents, Beginning                                                           3,118,034                3,741,016
                                                                                        -----------              -----------

Cash and Equivalents, Ending                                                            $ 3,025,734              $ 3,286,624
                                                                                        -----------              -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 (Unaudited)



1.       BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.

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

Net Cash from Operations totaled $902,644 and $874,768 for the quarters ended September 30, 2003 and 2002, respectively. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principals ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity. From Net Cash from Operations the General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders during the quarter ending September 30, 2003. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build reserves. As of September 30, 2003, the Partnership's cash reserves amounted to $3,025,734.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 78% at the end of September 2003, versus 82% for September 2002. The average monthly homesite rent as of September 30, 2003 was approximately $397, versus $382, an increase of 4% from September 2002.

                           TOTAL            OCCUPIED         OCCUPANCY         AVERAGE*
                           CAPACITY         SITES            RATE              RENT
Ardmor Village                339              306              90%            $ 388
Camelot Manor                 335              255              76%              374
Country Roads                 311              230              74%              271
Dutch Hills                   278              250              90%              372
El Adobe                      367              269              73%              450
Paradise Village              614              361              59%              335
Stonegate Manor               308              236              77%              372
Sunshine Village              356              334              94%              493
West Valley                   421              339              81%              512
                            -----            -----           -----             -----
TOTAL ON 9/30/03:           3,329            2,580              78%*           $ 397*
TOTAL ON 9/30/02:           3,329            2,735              82%*           $ 382*

*NOT A WEIGHTED AVERAGE

                                                    GROSS REVENUES                            NET INCOME
                                            9/30/03             9/30/02              9/30/03               9/30/02
Ardmor Village                           $   489,779          $   424,075          $   206,728          $   184,097
Camelot Manor                                329,917              308,861              112,297              122,594
Country Roads                                214,006              203,426               85,130               90,515
Dutch Hills                                  318,059              352,476              148,999              129,161
El Adobe                                     401,153              387,119              193,537              182,444
Paradise Village                             439,015              439,567               81,409               63,642
Stonegate Manor                              300,631              305,257              103,608              120,744
Sunshine Village                             605,727              548,944              272,019              277,063
West Valley                                  573,533              524,898              327,846              325,209
                                         -----------          -----------          -----------          -----------
                                           3,671,820            3,494,623            1,531,573            1,495,469

Partnership Management:                        3,034                7,672              (70,652)             (43,045)

Other Non Recurring expenses:                     --                   --             (102,728)
                                                                                                           (114,888)

Debt Service                                                                          (455,549)            (462,768)

Depreciation and Amortization                     --                   --             (445,964)            (443,134)
                                         -----------          -----------          -----------          -----------
                                         $ 3,674,854          $ 3,502,295          $   456,680          $   431,634

COMPARISON OF NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2003 TO NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2002

Gross revenues for the first nine months of 2003 increased to $10,681,641 as compared to $10,228,965 for the same nine months of 2002. Gross revenues for the quarter ended September 30, 2003 increased to $3,674,854, as compared to $3,502,295 the same three months of 2002. The increase was the result of the increase in home sales income.

As described in the Statements of Income, Total Operating Expenses for the first nine months of 2003 were $9,070,880 a 5% increase from $8,639,444 for the same nine months of 2002. Total Operating Expenses for the three months ended September 30, 2003 increased $147,513, to $3,218,174 compared to $3,070,661 in
2002.

As a result of the aforementioned factors, Net Income for the nine month period increased to $1,610,761, compared to $1,589,521 in 2002. Net Income for the three months ended September 30, 2003 increased to $456,680 compared to $431,634 for the same three months of 2002, a 5.8% increase.

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

         Note Payable: At September 30, 2003 the Partnership had a note payable outstanding in the amount of $27,936,663. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

                           PART II - OTHER INFORMATION

ITEM 5.  REPORTS ON FORM 8-K

          (a)  Reports on Form 8-K
                    There were no reports filed on Form 8-K during the three months ended September 30, 2003.

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


                 Uniprop Manufactured Housing Communities
                 Income Fund II, a Michigan Limited Partnership

                 BY:     Genesis Associates Limited Partnership,
                         General Partner

                         BY:      Uniprop, Inc.,
                                  its Managing General Partner


                                  By: /s/ Paul M. Zlotoff
                                      -----------------------------------------
                                          Paul M. Zlotoff, Chairman


                                  By: /s/ Gloria A. Koster
                                      -----------------------------------------
                                          Gloria A. Koster,
                                          Principal Financial Officer


Dated: November 12, 2003

                                 EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION
EX-31.1             Certification of Chief Executive Officer pursuant to Section
                    302

EX-31.2             Certification of Chief Financial Officer pursuant to Section
                    302

EX-32               Certification pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002