Form 10-K
period 2003-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2004-03-29
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003          Commission File No. 0-16701

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

                                 Yes [ ] No [X]

The estimated aggregate net asset value of the units as of June 30, 2003 held by non-affiliates, as estimated by the General Partner (based on a 2003 appraisal of Partnership properties), was approximately $49,569,376. As of March 1, 2004 the number of units of limited partnership interest of the registrants outstanding was 3,303,387.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                     PART I-

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

         On August 20, 1998, the Partnership borrowed $30,000,000 (the "Loan") from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The note is payable in monthly installments of $188,878, including interest at 6.37% through March 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the Loan Agreement through the note maturity date of September 2028. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000, which was incurred in a 1993 the mortgage financing transaction.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its nine manufactured housing communities. Partnership operations commenced in April 1987 upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

         The Sunshine Village, Ardmor Village and Camelot Manor Properties were selected from 25 manufactured housing communities then owned by affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

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

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately nine communities in the Lakeville, Minnesota area offering approximately 2,663 housing sites. Camelot Manor competes with approximately 16 communities in the Grand Rapids, Michigan area offering approximately 3,631 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately nine communities offering approximately 3,636 housing sites. The Tampa, Florida area contains approximately four communities offering approximately 1,190 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 11 other communities in the Lansing, Michigan area offering approximately 3,438 housing sites. In the Las Vegas, Nevada area, West Valley and El Adobe compete with approximately 13 other communities offering approximately 3,719 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

Governmental Regulations

         The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village, Country Roads and Paradise Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida Properties of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners' association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property, it must notify any such homeowners' association that it has received an offer, state to the homeowners' association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners' association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan, Minnesota and Nevada, where its operations are conducted.

Employees

         The Partnership employs two part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $15,000 to $42,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC as property manager, has overall management authority for each property.

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

The table below contains certain information concerning the Partnership's nine properties.

PROPERTY NAME                                                        NUMBER
AND LOCATION               YEAR CONSTRUCTED         ACREAGE         OF SITES
------------------         ----------------         -------         --------
Ardmor Village
Cedar Avenue S.
Lakeville, MN                    1974                   74            339

Camelot Manor
South Division
Grand Rapids, MI                 1973                   57            335

Country Roads
Townsend Road
Jacksonville, FL                 1967                   37            311

Dutch Hills
Upton Road
Haslett, MI                      1975                 42.8            278

El Adobe
N. Lamb Blvd.
Las Vegas, NV                    1975                   36            367

Paradise Village
Paradise Drive
Tampa, FL                        1971                   91            614

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                      1968                 43.6            308

Sunshine Village
Southwest 5th St.
Davie, FL                        1972                   45            356

West Valley
W. Tropicana Ave
Las Vegas, NV                    1972                   53            421

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding interests. No matters were submitted to the Unit Holders for a vote during 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2004, the Properties were appraised at an aggregate fair market value of $80,600,000. Assuming a sale of the nine properties in March 2004, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $50,362,764 or $15.25 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2004, the Partnership had approximately 3,947 Unit Holders.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                                Distribution  per
                            Limited Partnership Unit
                            ------------------------
Quarter Ended

March 31, 2003                        $0.23
June 30, 2003                         $0.23
September 30, 2003                    $0.23
December 31, 2003                     $0.23
March 31, 2002                        $0.21
June 30, 2002                         $0.23
September 30, 2002                    $0.23
December 31, 2002                     $0.23

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

The Partnership has no equity compensation plans.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2003, 2002, 2001, 2000 and 1999:

                          FISCAL YEAR      FISCAL YEAR      FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                             ENDED            ENDED            ENDED            ENDED            ENDED
                           DECEMBER         DECEMBER         DECEMBER         DECEMBER         DECEMBER
                           31, 2003         31, 2002          31, 2001        31, 2000         31, 1999
                         -------------    -------------    -------------    -------------    -------------
Total Assets             $  42,826,320    $  44,130,856    $  45,616,944    $  46,542,559    $  47,525,657
                         =============    =============    =============    =============    =============

Long Term
Debt                     $  27,819,236    $  28,273,124    $  28,817,758    $  29,209,358    $  29,572,116
                         =============    =============    =============    =============    =============

Income                      14,402,693       13,741,599       14,530,327       14,474,625       12,718,010
Operating Expenses         (12,290,990)     (11,623,613)     (12,419,504)      (12,484,761)    (11,077,253)
                         -------------    -------------    -------------    -------------    -------------

Total Net Income         $   2,111,703    $   2,117,986    $   2,110,823    $   1,989,864    $   1,640,757
                         =============    =============    =============    =============    =============

Distributions to Unit
Holders,
per Unit:                $         .92    $         .90    $         .82    $         .76    $         .73

Income per Unit:         $         .63    $         .63    $         .63    $         .60    $         .49

Weighted average
Number of Units
Outstanding:                 3,303,387        3,303,387        3,303,387        3,303,387        3,303,387

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

         As described in Item 1, the Partnership borrowed $30,000,000 from GMAC Commercial Mortgage Corporation in August 1998. The note is payable in monthly installments of $188,878, including interest at 6.37% through March, 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028. The Loan was secured by mortgages on the Partnership's Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley Properties. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000.

         Future maturities on the note payable for the next five years are as follows: 2004 - $470,000; 2005 - $506,000; 2006 - $540,000 and 2007 - $587,000;
and 2008 - $622,000.

          The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations in order to build capital reserves. As of December 31, 2003, the Partnership had $2,652,394 in cash balances.

         In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

         For the year ended December 31, 2003, the Partnership made distributions to the Unit Holders of $3,039,116, which is equal, on an annualized basis, to a 5% return on their adjusted capital contributions ($.92 per $17.11 Unit). Distributions paid to Unit Holders in 2002 totaled $2,973,048, and $2,708,777 was paid in 2001.

         The distributions paid in 2003 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,613,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 2003 was approximately $30,241,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2003, the unpaid amount to be distributed to the General Partner was approximately $9,400,000.

Revenue and Net Income

         For the years ended December 31, 2003, 2002 and 2001, net income was $2,111,703, $2,117,986 and $2,110,823 and gross revenue was $14,402,693,
$13,741,599 and $14,530,327, respectively.

         The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing. In addition, the U.S. economy has been sluggish. Nonetheless, the Partnership has maintained stable Net Income for the last three fiscal years.

Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $113,501, $96,345, and $89,494, in 2003, 2002 and 2001 respectively, to perform partnership management and investor relation services for the Partnership.

Recent Accounting Pronouncements

         There are no recent accounting pronouncements that the Fund is required to adopt.

Critical Accounting Policies

         In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments and potential impairment of real estate investments.

         Real estate assets are stated at cost less accumulated depreciation. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using as estimated useful life of forty years.

         In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

         The following table outlines our contractual obligations (in thousands) as of December 31, 2003.

                          Total      Yr 1    2-3 Yrs    4-5 Yrs    Over 5 Yrs
                         -------    -----    -------    -------    ----------
Mortgages payable        $27,819    $ 470    $ 1,046    $ 1,209    $   25,094

Property Operations

         Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 76% for the year ended December 31, 2003, as compared to 81% for the fiscal year December 31, 2002, and 86% for the fiscal year ended December 31, 2001. The average monthly rent (not weighted average) was approximately $397 per home site for the year ended December 31, 2003, as compared to $384 for the year ended December 31, 2002 and $373 for the year ended December 31, 2001, an increase of 3.4% and 2.8%, respectively. The decline in occupancy is due primarily to an increase in foreclosures on homes financed by third-party lenders. The rate of new foreclosures has abated.


                                       OCCUPIED SITES             OCCUPANCY RATE              AVERAGE RENT
                          TOTAL   ------------------------   ------------------------   ------------------------
                          SITES    2003     2002     2001     2003     2002     2001     2003     2002     2001
                          -----   ------   ------   ------   ------   ------   ------   ------   ------   ------
Ardmor Village              339      301      316      331       89%      93%      98%  $  394   $  374   $  358
Camelot Manor               335      257      266      297       77%      79%      89%     372      365      355
Country Roads               311      227      249      268       73%      80%      87%     272      261      251
Dutch Hills                 278      248      262      266       89%      94%      96%     374      360      351
El Adobe                    367      266      282      299       72%      77%      82%     450      432      424
Paradise Village            614      356      390      431       58%      64%      71%     335      325      315
Stonegate Manor             308      233      244      271       76%      79%      88%     374      363      356
Sunshine Village            356      322      333      335       90%      94%      95%     494      477      462
West Valley                 421      334      357      380       79%      85%      91%     512      494      486
                          -----   ------   ------   ------   ------   ------   ------   ------   ------   ------

Overall                   3,329    2,544    2,699    2,878       76%      81%      86%  $  397   $  384   $  373
                          =====   ======   ======   ======   ======   ======   ======   ======   ======   ======

         The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2003, 2002 and 2001.

                                                                               NET OPERATING INCOME
                                   GROSS REVENUE                                  AND NET INCOME
                    --------------------------------------------    ------------------------------------------
                        2003            2002            2001            2003           2002           2001
                    ------------    ------------    ------------    ------------    -----------    -----------
Ardmor Village      $  2,048,194    $  1,739,467    $  2,043,593    $    801,896    $   864,742    $   857,734
Camelot Manor          1,384,266       1,268,160       1,275,744         527,365        510,157        631,982
Country Roads            878,556         805,292         895,231         307,423        311,401        160,166

Dutch Hills            1,219,250       1,239,154       1,092,465         593,790        591,862        527,537
El Adobe               1,542,349       1,538,618       1,563,480         786,259        824,163        879,277
Paradise Village       1,825,944       1,724,890       1,880,534         450,805        335,509        481,810

Stonegate Manor        1,196,556       1,194,174       1,226,436         461,438        498,340        567,852
Sunshine Village       2,086,697       2,056,581       2,195,235       1,101,982      1,108,979      1,024,580
West Valley            2,206,617       2,143,653       2,244,655       1,331,024      1,301,637      1,379,525
                    ------------    ------------    ------------    ------------    -----------    -----------
                      14,388,429      13,709,989      14,417,373       6,361,982      6,346,790      6,510,463

Partnership         $     14,264    $     31,610    $    112,954        (303,092)      (281,991)      (242,249)
 Mgmt.

                                                                                              -              -
Other
Expenses                                                                (333,947)      (343,093)      (524,039)

Debt Service                                                          (1,810,959)    (1,840,845)    (1,875,951)

Depreciation and
Amortization                                                          (1,802,281)    (1,762,875)    (1,757,401)
                                                                    ------------    -----------    -----------

TOTAL:              $ 14,402,693    $ 13,741,599    $ 14,530,327    $  2,111,703    $ 2,117,986    $ 2,110,823
                    ============    ============    ============    ============    ===========    ===========

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         Gross revenue increased $661,094 to $14,402,693 in 2003, compared to $13,741,599 in 2002. The increase is primarily the result of a increase in home sales. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. Rental Income decreased $145,007 due to lower occupancy. Home Sale Income increased $925,624 due to an aggressive marketing of home sales.

         The Partnership's operating expenses increased $667,377, to $12,290,990 in 2003, compared to $11,623,613 in 2002. Home sale expense increased due to the increased volume of home sales.

         As a result of the forgoing factors, net income decreased $6,283 from $2,117,986 in 2002 to $2,111,703 in 2003.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Gross revenue decreased $788,728 or 5% to $13,741,599 in 2002, compared to $14,530,327 in 2001. The decrease was primarily the result of a decrease in home sales and lower occupancy, partially offset by increased monthly rental rates. The decrease in occupancy was due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. Rental Income decreased $421,000 or 3% due to lower occupancy. Home Sale Income declined $435,000 or 28% due to lower home sales as a result of more restrictive retail financing.

         The Partnership's operating expenses decreased $795,891, or 6.4% to $11,623,613 in 2002, compared to $12,419,504 in 2001. Property operations expense decreased by approximately $157,000 or 8% as staffing and other expenses were reduced in response to lower revenues. Home sale expense also declined by $584,000 due to lower sales volumes.

         As a result of the forgoing factors, net income increased slightly from $2,110,823 in 2001 to $2,117,986 in 2002, as the General Partner was able to reduce the Partnership's expenses to adjust the cost structure in response to a weaker economy.

IMPORTANT DISCLOSURES

         The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

         During 2003, industry conditions remained depressed due to the lack of available retail financing. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2003. The increase in foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced purchase of new homes for the industry as a whole. The Partnership has aggressively pursued home sales by increasing marketing efforts including but not limited to the addition of sales personnel.

         The surplus of pre-owned homes available in the market has presented an opportunity for the Partnership to purchase homes at low prices. On a limited basis, these homes have been purchased by the Partnership and reviewed on a case by case basis for retail sale. The maximum term of the typical retail contract provided by the Partnership is ten years, significantly less than is generally available from retail lenders. This shorter amortization period allows for a faster return of principal for the Partnership and reduces the risk of loss through repossession. The total amount of retail loans at this time is not material relative to the total assets and revenues of the Partnership. The General Partner believes that its retail sales and finance activity can help increase occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans are not significant. However the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.

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

         Note Payable: At December 31, 2003 the Partnership had a note payable outstanding in the amount of $27,819,236. Interest on this note is at a fixed rate of 6.37% through March 2009.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Partnership financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, and supplementary data are filed with this Report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets as of December 31, 2003 and 2002

                  (iii) Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001

                  (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2003, 2002 and 2001

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Partnership's independent public accountants nor have there been any disagreements during the Partnership's most recent two fiscal years.

ITEM 9A.          CONTROLS AND PROCEDURES

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a - 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the-evaluation date), the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities Exchange Act of 1934 ("the Exchange Act")). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There was no significant change in the Partnership's internal control over financial reporting during its most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         Information concerning Mr. Zlotoff's age and principal occupations, as well as for other officers of Uniprop, Inc., during the last five years or more is as follows:

         Paul M. Zlotoff, 54, is and has been an individual general partner of Genesis Associates since its inception in November 1986. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

         Charles Soberman, 55, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999, Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 50, became Chief Financial Officer of Uniprop, Inc. on January 1, 1998. Previously, Ms. Koster had been Vice President - Finance of Uniprop, Inc. since July 1989. She is responsible for accounting, financial controls, data processing, cash management, financial reporting, budgeting, financing, and tax matters. Prior to joining Uniprop, Inc., Ms. Koster had been with Michigan National Bank for 13 years, most recently as a first vice-president. Ms. Koster has a M.B.A. from the University of Detroit.

         Roger Zlotoff, 43, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

         Paul M. Zlotoff and Roger Zlotoff are brothers.

         CODE OF ETHICS

         Because the Partnership has no executive officers, the Partnership has not adopted a code of ethics for the Partnership. A code of ethics has been established for the Directors, Officers, and Employees of Uniprop. A copy of the Code of ethics is available at no charge upon request.

ITEM 11.          EXECUTIVE COMPENSATION

         The Partnership has no executive officers and therefore, no officers received a salary or remuneration exceeding $100,000 during the last fiscal year. The General Partner of the Partnership and an affiliate, Uniprop AM, LLC, received certain compensation and fees during the fiscal year in the amounts described in Item 13.

Depending upon the results of operations and other factors, the Partnership anticipates that it will provide similar compensation to the General Partner and Uniprop AM, LLC. during the next fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

         The Partnership is a limited partnership duly formed pursuant to the Uniform Limited Partnership Act, as amended, of the State of Michigan. The General Partner, Genesis Associates Limited Partnership, is vested with full authority as to the general management and supervision of business and the other affairs of the Partnership, subject to certain constraints in the Partnership Agreement and consulting agreement. Unit holders have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. To the knowledge of the Partnership, no person owns of record or beneficially, more than five percent of the Partnership's Units.

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

         Paul M. Zlotoff has an interest in the original sellers of Sunshine Village and Ardmor Village and is entitled to share in a contingent purchase price with respect to each Property, when and if the Properties are sold and the sellers become entitled thereto. The maximum amounts which could be payable to the sellers are as follows: Sunshine Village, $1,108,260 and Ardmor Village, $946,236. The cash purchase price and contingent purchase price for each Property were determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of each such Property, but, only after the receipt by each Unit Holder of aggregate distributions equal to the sum of (i) his 10% cumulative preferred return plus
(ii) 125% of his capital contribution. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

         The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,613,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2003, approximately $600,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2003 was $9,400,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $30,241,000, as of December 31, 2003, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

         The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2003. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

         Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling

$613,980. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

         Uniprop Inc. was replaced as the Partnership's management entity by Uniprop AM, LLC in 2003.

         Certain employees of affiliates of the General Partner were paid an aggregate of $113,289 during 2003 to perform local management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $110,600 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2003. The Partnership also retained BDO Seidman to provide other services in 2003.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman were as follows.

                                      2003        2002
                                    --------    --------
(1)  Audit Fees                     $ 30,800    $ 28,890
(2)  Audit-Related Fees             $      0    $      0
(3)  Tax Fees                       $ 13,900    $ 13,110
(4) All Other Fees                  $      0    $      0
(5) Total                           $ 44,700    $ 42,000

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, Including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing. Tax Planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by BDO Seidman in 2003 were pre-approved by the General Partner.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii)     Balance Sheets as of December 31, 2003 and 2002

                  (iii) Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001

                  (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2003, 2002 and 2001

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001

         (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2003, 2002 and 2001

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

         10(a) Form of Management Agreement between the Partnership and Uniprop AM, LLC.

         10(b) Form of Consulting Agreement among the Partnership, the General Partner and Consultant

         (b)      Reports on Form 8-K

                  The Partnership did not file any Forms 8-K during the fourth quarter of 2003.

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

         The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

                  Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

         The following exhibits are attached to this Report:

         28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Uniprop Manufactured Housing
 Communities Income Fund II
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.

                                                                BDO SEIDMAN, LLP

February 6, 2004

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

           December 31,                   2003          2002
-----------------------------------   -----------   -----------
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements         $51,610,447   $51,212,057
   Land                                11,666,645    11,647,745
   Furniture and equipment                628,258       616,662
                                      -----------   -----------

                                       63,905,350    63,476,464
   Less accumulated depreciation       27,361,187    25,618,711
                                      -----------   -----------

NET PROPERTY AND EQUIPMENT             36,544,163    37,857,753

Cash                                    2,652,394     3,118,034
Manufactured homes and improvements     1,210,686     1,110,202
Unamortized financing costs               515,904       536,820
Other assets (Note 3)                   1,903,173     1,508,047
                                      -----------   -----------

                                      $42,826,320   $44,130,856
                                      ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Note payable (Note 2)                 $27,819,236   $28,273,124
Accounts payable                          257,209       178,328
Other liabilities (Note 4)                702,419       704,535
                                      -----------   -----------

TOTAL LIABILITIES                      28,778,864    29,155,987
                                      -----------   -----------

PARTNERS' EQUITY
   Unit holders                        13,705,732    14,654,262
   General partner                        341,724       320,607
                                      -----------   -----------

TOTAL PARTNERS' EQUITY                 14,047,456    14,974,869
                                      -----------   -----------

                                      $42,826,320   $44,130,856
                                      ===========   ===========

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

             Year Ended December 31,                      2003         2002          2001
---------------------------------------------------   -----------   -----------   -----------
INCOME
   Rental                                             $11,680,032   $11,825,039   $12,246,049
   Home sale income                                     2,060,894     1,135,270     1,570,982
   Other                                                  661,767       781,290       713,296
                                                      -----------   -----------   -----------

                                                       14,402,693    13,741,599    14,530,327
                                                      -----------   -----------   -----------

OPERATING EXPENSES
   Administrative (Note 5)                              3,274,642     3,243,321     3,264,387
   Property taxes                                       1,097,809     1,068,910     1,077,617
   Utilities                                              826,225       857,262       852,880
   Property operations                                  1,540,609     1,701,880     1,858,650
   Depreciation and amortization                        1,802,281     1,762,875     1,757,401
   Interest                                             1,810,959     1,840,845     1,875,951
   Home sale expense                                    1,938,465     1,148,520     1,732,618
                                                      -----------   -----------   -----------

                                                       12,290,990    11,623,613    12,419,504
                                                      -----------   -----------   -----------

NET INCOME                                            $ 2,111,703   $ 2,117,986   $ 2,110,823
                                                      ===========   ===========   ===========

INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)          $       .63   $       .63   $       .63
                                                      ===========   ===========   ===========

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (Note 7)   $       .92   $       .90   $       .82
                                                      ===========   ===========   ===========

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING         3,303,387     3,303,387     3,303,387
                                                      ===========   ===========   ===========

NET INCOME ALLOCABLE TO GENERAL PARTNER (Note 7)      $    21,117   $    21,180   $    21,108
                                                      ===========   ===========   ===========

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER            $         -   $         -   $         -
                                                      ===========   ===========   ===========

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                   General
                                   Partner     Unit Holders        TOTAL
                                ------------   ------------    ------------
BALANCE, January 1, 2001        $    278,319   $ 16,149,566    $ 16,427,885

Distributions to unit holders              -     (2,708,777)     (2,708,777)

Net income for the year               21,108      2,089,715       2,110,823
                                ------------   ------------    ------------

BALANCE, December 31, 2001           299,427     15,530,504      15,829,931

Distributions to unit holders              -     (2,973,048)     (2,973,048)

Net income for the year               21,180      2,096,806       2,117,986
                                ------------   ------------    ------------

BALANCE, December 31, 2002           320,607     14,654,262      14,974,869

Distributions to unit holders              -     (3,039,116)     (3,039,116)

Net income for the year               21,117      2,090,586       2,111,703
                                ------------   ------------    ------------

BALANCE, December 31, 2003      $    341,724   $ 13,705,732    $ 14,047,456
                                ============   ============    ============

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

            Year Ended December 31,                          2003              2002            2001
-----------------------------------------------------     -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 2,111,703      $ 2,117,986      $ 2,110,823
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                         1,781,365        1,741,959        1,736,485
       Amortization                                            20,916           20,916           20,916
       Gain on sale of property and equipment                  (8,846)         (95,221)               -
         (Increase)decrease in manufactured homes and
          improvements                                       (100,484)          32,377          352,958
       Increase in other assets                              (395,126)        (360,087)          (5,154)
       Increase (decrease) in accounts payable                 78,881          (86,709)          85,595
       Increase (decrease) in other liabilities                (2,116)             317          (21,656)
                                                          -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,486,293        3,371,538        4,279,967
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (467,775)        (586,838)        (593,744)
   Proceeds from sale of property and equipment                 8,846          110,000                -
                                                          -----------      -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                        (458,929)        (476,838)        (593,744)
                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                           (3,039,116)      (2,973,048)      (2,708,777)
   Repayments of notes payable                               (453,888)        (544,634)        (391,600)
                                                          -----------      -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                      (3,493,004)      (3,517,682)      (3,100,377)
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE ) IN CASH                             (465,640)        (622,982)         585,846

CASH, at beginning of year                                  3,118,034        3,741,016        3,155,170
                                                          -----------      -----------      -----------

CASH, at end of year                                      $ 2,652,394      $ 3,118,034      $ 3,741,016
                                                          ===========      ===========      ===========

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

                                        Accumulated depreciation for tax
                                        purposes was $25,022,310 and $23,163,344
                                        as of December 31, 2003 and 2002,
                                        respectively.

                                        Long-lived assets such as property and
                                        equipment are evaluated for impairment
                                        when events or changes in circumstances
                                        indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2003.

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

                                        Future maturities on the note payable
                                        for the next five years are as follows:
                                        2004 - $470,000; 2005 - $506,000; 2006 -
                                        $540,000; 2007 - $587,000 and 2008 -
                                        $622,000.

3.   OTHER ASSETS                       At December 31, 2003 and 2002, "Other
                                        Assets" included cash of approximately
                                        $330,000 and $332,000, respectively, in
                                        an escrow account for property taxes,
                                        insurance, and capital improvements, as
                                        required by the Partnership's note
                                        payable agreement. The cash is
                                        restricted from operating use.

                                        At December 31, 2003 and 2002, "Other
                                        assets" also included cash of
                                        approximately $263,000 in a security
                                        deposit escrow account for three of the
                                        Partnership's properties, which is
                                        required by the laws of the state in
                                        which they are located and is restricted from operating use.

4.   OTHER LIABILITIES                  Other liabilities consisted of:

         December 31,            2003         2002
--------------------------     --------     --------
Tenants' security deposits     $536,510     $540,733
Accrued interest                103,372      105,058
Other                            62,537       58,744
                               --------     --------

TOTAL                          $702,419     $704,535
                               ========     ========

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

                                        FEES AND EXPENSES

                                        During the years ended December 31,
                                        2003, 2002 and 2001, the affiliate
                                        earned property management fees of
                                        $613,980, $624,188, and $643,915,
                                        respectively, as permitted in the
                                        Agreement of Limited Partnership. These
                                        fees are included with "Administrative"
                                        expenses in the respective statements of income. The Partnership was owed $34,020 and $29,812 by the affiliate at December 31, 2003 and 2002, respectively.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

6.   RECONCILIATION OF
     FINANCIAL STATEMENT
     INCOME AND TAXABLE
     INCOME

  Year Ended December 31,           2003            2002              2001
---------------------------     -----------      -----------      -----------
Income per the financial
  statements                    $ 2,111,703      $ 2,117,986      $ 2,110,823

Adjustments to depreciation
  for difference in methods        (106,175)         (69,998)          80,367

Adjustments for prepaid
  rent, meals and
  entertainment                       7,881           14,250           (7,263)
                                -----------      -----------      -----------
INCOME PER THE PARTNER-
  SHIP'S TAX RETURN             $ 2,013,409      $ 2,062,238      $ 2,183,927
                                ===========      ===========      ===========

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                        Annual distributable cash from
                                        operations was less than the amount
                                        required for the annual 10% preferred
                                        return to the unit holders by
                                        approximately $2,613,000 and $2,679,000
                                        in 2003 and 2002, respectively. No
                                        distributions can be made to the general partner until the cumulative preferred return deficit of approximately $30,241,000 has been distributed to the unit holders.

                                        At December 31, 2003, the general
                                        partner's cumulative incentive
                                        management interest to be distributed
                                        was approximately $9.4 million. The
                                        actual amount to be accumulated or paid
                                        in the future depends on the results of
                                        the Partnership's operations and is not
                                        currently determinable; however, no such distribution to the general partner is anticipated during fiscal 2004.

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

8.   SUPPLEMENTAL CASH FLOW             Interest paid during 2003, 2002 and 2001
     INFORMATION                        was approximately $1,813,000,
                                        $1,843,000, and $1,875,000,
                                        respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

9.   INTERIM RESULTS                    The following summary represents the
                                        unaudited results of operations of the
                                        (UNAUDITED) Partnership, expressed in
                                        thousands except per unit amounts, for
                                        the periods from January 1, 2002 through December 31, 2003:

                                     Three Months Ended
-------------------------------------------------------------------------------------------
                 2003                  March 31,    June 30,   September 30,    December 31,
------------------------------------   ---------    --------   ------------     -----------
REVENUES                               $   3,251    $  3,756   $      3,675     $     3,721
                                       =========    ========   ============     ===========

NET INCOME                             $     522    $    632   $        457     $       501
                                       =========    ========   ============     ===========

INCOME PER LIMITED PARTNERSHIP UNIT    $     .16    $    .19   $        .14     $       .15
                                       =========    ========   ============     ===========

                                    Three Months Ended
------------------------------------------------------------------------------------------
                2002                   March 31,    June 30,   September 30,   December 31,
-----------------------------------    ---------    --------   ------------    -----------
REVENUES                               $   3,319    $  3,408   $      3,502    $     3,513
                                       =========    ========   ============    ===========

NET INCOME                             $     503    $    655   $        432    $       528
                                       =========    ========   ============    ===========

INCOME PER LIMITED PARTNERSHIP UNIT    $     .15    $    .20   $        .13    $       .15
                                       =========    ========   ============    ===========

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2003

                                                                                     Column D
                                                                          ----------------------------
                                                                                            Costs
                                                  Column C                                Capitalized
                                         ---------------------------                     Subsequent to
                                                 Initial Cost                             Acquisition
        Column A            Column B     ---------------------------      ----------------------------
---------------------     -----------                  Buildings and                     Buildings and
     Description          Encumbrance       Land       Improvements         Land         Improvements
---------------------     -----------    -----------   -------------      --------       -------------
Ardmor Village
   (Lakeville, MN)        $ 2,576,173    $ 1,063,253   $   4,253,011      $  4,120       $   1,153,700

Sunshine Village
   (Davie, FL)              3,997,517      1,215,862       4,875,878             -             232,802

Camelot Manor
   (Grand Rapids, MI)       3,228,764        918,949       3,681,051             -           1,020,838

Country Roads
   (Jacksonville, FL)               -        636,550       2,546,200        38,106             721,592

Paradise Village
   (Tampa, FL)                      -      1,760,000       7,040,000       279,053           1,381,560

Dutch Hills
   (Haslett, MI)            2,404,101        839,693       3,358,771        41,526             639,658

Stonegate Manor
   (Lansing, MI)            2,809,444        930,307       3,721,229        40,552             762,410

El Adobe
   (Las Vegas, NV)          5,152,977      1,480,000       5,920,000        39,964             401,415

West Valley
   (Las Vegas NV)           7,650,260      2,289,700       9,158,800        89,010             741,532
                          -----------    -----------   -------------      --------       -------------
                          $27,819,236    $11,134,314   $  44,554,940      $532,331       $   7,055,507
                          ===========    ===========   =============      ========       =============

                                               Column E                                                             Column H
                          -------------------------------------------------                                     ----------------
                                    Gross Amount at Which Carried                                                Life on Which
                                          at Close of Period                        Column F      Column G      Depreciation in
        Column A          -------------------------------------------------       ------------    ---------      Latest Income
---------------------                       Buildings and                          Accumulated      Date          Statement is
     Description             Land            Improvements          Total          Depreciation    Acquired          Computed
---------------------     -----------     ---------------       -----------       ------------    --------      ---------------
Ardmor Village
   (Lakeville, MN)        $ 1,067,373       $   5,406,711       $ 6,474,084       $  2,711,961      1987            30 years

Sunshine Village
   (Davie, FL)              1,215,862           5,108,680         6,324,542          2,829,064      1987            30 years

Camelot Manor
   (Grand Rapids, MI)         918,949           4,701,889         5,620,838          2,336,612      1987            30 years

Country Roads
   (Jacksonville, FL)         674,656           3,267,792         3,942,448          1,745,465      1987            30 years

Paradise Village
   (Tampa, FL)              2,039,053           8,421,560        10,460,613          4,515,129      1987            30 years

Dutch Hills
   (Haslett, MI)              881,219           3,998,429         4,879,648          2,033,279      1987            30 years

Stonegate Manor
   (Lansing, MI)              970,859           4,483,639         5,454,498          2,193,318      1987            30 years

El Adobe
   (Las Vegas, NV)          1,519,964           6,321,415         7,841,379          3,351,305      1988            30 years

West Valley
   (Las Vegas NV)           2,378,710           9,900,332        12,279,042          5,192,520      1988            30 years
                          -----------       -------------       -----------       ------------
                          $11,666,645       $  51,610,447       $63,277,092       $ 26,908,653
                          ===========       =============       ===========       ============

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2003

1.   RECONCILIATION OF LAND             The following table reconciles the land
                                        from January 1, 2001 to December 31,
                                        2003:

                                2003             2002              2001
                            ------------     ------------      ------------
BALANCE, at January 1       $ 11,647,745     $ 11,662,525      $ 11,662,525

Additions to land                 18,900                -                 -
Cost of land sold                      -          (14,780)                -
                            ------------     ------------      ------------

BALANCE, at December 31     $ 11,666,645     $ 11,647,745      $ 11,662,525
                            ============     ============      ============

2.   RECONCILIATION OF BUILDINGS        The following table reconciles the
     AND IMPROVEMENTS                   buildings and improvements from January
                                        1, 2001 to December 31, 2003:

                                   2003           2002             2001
                               -----------     -----------     -----------
BALANCE, at January 1          $51,212,057     $50,708,179     $50,263,748

Additions to buildings and
   improvements                    398,390         503,878         444,431
Cost of assets sold                                      -               -
                               -----------     -----------     -----------
BALANCE, at December 31        $51,610,447     $51,212,057     $50,708,179
                               ===========     ===========     ===========

3.   RECONCILIATION OF ACCUMULATED      The following table reconciles the
     DEPRECIATION                       accumulated depreciation from January
                                        1, 2001 to December 31, 2003:

                                 2003           2002             2001
                             -----------     -----------     -----------
BALANCE, at January 1        $25,177,324     $23,473,656     $21,830,404

Current year
   depreciation expense        1,731,329       1,703,668       1,643,252
Accumulated depreciation
   on assets sold                                      -               -
                             -----------     -----------     -----------
BALANCE, at December 31      $26,908,653     $25,177,324     $23,473,656
                             ===========     ===========     ===========

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

Dated: March 29, 2004

By: /s/ Gloria A. Koster                By: /s/ Paul M. Zlotoff
    --------------------------------        ------------------------------------
    Gloria A. Koster                        Paul M. Zlotoff, Chairman of
    Principal Financial Officer             Uniprop, Inc.
    (Chief Financial Officer of             (Principal Executive Officer)
    Uniprop, Inc.)

By: /s/ Susann Szepytowski
    --------------------------------
    Susann Szepytowski
    Principal Accounting Officer
    (Controller of Uniprop, Inc.)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                                METHOD OF FILING                              PAGE
-------                     -----------                                ----------------                              ----
3(a)           Certificate of Limited Partnership for         Incorporated by
               the Partnership                                reference to the S-11 Registration
                                                              Statement of the Partnership filed
                                                              November 12, 1986, as amended on
                                                              December 22, 1986 and January 16, 1987
                                                              (the "Registration Statement").

3(b)           Uniprop Income Fund II Agreement of            Incorporated by reference to the Registration
               Limited Partnership                            Statement.

4(a)           First Amendment to Uniprop Income Fund II      Incorporated by reference to
               Agreement of Limited Partnership               the Registration Statement.
               (April 1, 1987)

4(b)           Form of Beneficial Assignment Certificate      Incorporated by reference to
               (BAC) for the Partnership (originally          Form 10-K for fiscal year ended
               with Form 10-K for the fiscal year ended       December 31, 1997.
               December 31, 1987)

10(a)          Form of Management Agreement between the       Incorporated by reference to the Registration
               Partnership and Uniprop, Inc.                  Statement.

10(b)          Form of Consulting Agreement among the         Incorporated by reference to the Registration
               Partnership, the General Partner and           Statement.
               Consultant

10(c)          Contingent Purchase Price Agreement with       Incorporated by reference to Form 10-K for
               Sunrise Broward Associates, Ltd.               fiscal year ended December 31, 1997.
               (originally filed with Form 10-K for the
               fiscal year ended December 31, 1987)

10(d)          Contingent Purchase Price Agreement with       Incorporated by reference to Form 10-K for
               Ardmor Associates Limited Partnership          fiscal year ended December 31, 1997.
               (originally filed with Form 10-K for the
               fiscal year ended December 31, 1987)

10(e)          Incentive Acquisition Fee Agreement            Incorporated by reference to Form 10-K for
               between the Partnership and Uniprop, Inc.      fiscal year ended December 31, 1997.
               (originally filed with Form 10-K for the
               fiscal year ended December 31, 1987)

10(f)          Mortgage Notes, made on August 20, 1998        Incorporated by reference to the Form 8-K filed
               between Uniprop Income Fund II and GMAC        on September 8, 1998.
               CMC

28             Letter summary of the estimated fair           Filed herewith.
               market values of the Partnership's nine
               manufactured housing communities, as of
               March 1, 2004.

31.1           Certificate of Principal Executive             Filed herewith.
               Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

31.2           Certificate of Principal Financial             Filed herewith.
               Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

*32.1          Certification Pursuant to Section 906 of       Filed herewith.
               the Sarbanes-Oxley Act of 2002

*32.2          Certification Pursuant to Section 906 of       Filed herewith.
               the Sarbanes-Oxley Act of 2002

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.