Form 10-Q
period 2004-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2004-05-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2004        Commission File No. 0-16701

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

                                      INDEX

                                                                              Page
                                                                              ----
PART I                       FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            March 31, 2004 (Unaudited) and
            December 31, 2003                                                   3

            Statements of Income
            Three months ended March 31, 2004
            and 2003 (Unaudited)                                                4

            Statement of Partners Equity
            Three months ended March 31, 2004(Unaudited)                        4

            Statements of Cash Flows
            Three months ended March 31, 2004
            and 2003 (Unaudited)                                                5

            Notes to Financial Statements
            March 31, 2004 (Unaudited)                                          6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                       6

  ITEM 3.   QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                       9

  ITEM 4.   CONTROLS AND PROCEDURES                                            10

PART II                        OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
            CERTIFICATION EXHIBITS                                             11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                              MARCH 31,2004       DECEMBER 31, 2003
                                              ------------        -----------------
                                               (UNAUDITED)
ASSETS

Properties:
  Land                                        $ 11,666,645           $ 11,666,645
  Buildings And Improvements                    51,726,764             51,610,447
  Furniture And Fixtures                           636,152                628,258
                                              ------------           ------------
                                                64,029,561             63,905,350
  Less Accumulated Depreciation                (27,810,083)           (27,361,187)
                                              ------------           ------------
                                                36,219,478             36,544,163
Cash And Cash Equivalents                        2,421,835              2,652,394
Unamortized Finance Costs                          510,675                515,904
 Manufactured Homes and Improvements             1,400,554              1,210,686
Other Assets                                     1,767,566              1,903,173
                                              ------------           ------------
Total Assets                                  $ 42,320,108           $ 42,826,320
                                              ------------           ------------

                                               MARCH 31,2004       DECEMBER 31, 2003
                                               -------------       -----------------
                                                (UNAUDITED)
LIABILITIES & PARTNERS EQUITY
 Accounts Payable                               $   220,349          $   257,209
 Other Liabilities                                  734,962              702,419
 Notes Payable                                   27,699,974           27,819,236
                                                -----------          -----------
Total Liabilities                                28,655,285           28,778,864
Partners' Equity:
  General Partner                                   345,495              341,724
   Unit Holders                                  13,319,328           13,705,732
                                                -----------          -----------
Total Partners' Equity                           13,664,823           14,047,456
                                                -----------          -----------
Total Liabilities And Partners' Equity          $42,320,108          $42,826,320
                                                -----------          -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                               THREE MONTHS ENDED
                                                                      MARCH 31, 2004       MARCH 31, 2003
                                                                      --------------       --------------
                                                                       (unaudited)           (unaudited)
STATEMENTS OF INCOME
Income:
  Rental Income                                                         $2,832,398          $2,924,202
  Other                                                                    163,046             144,688
  Home Sale Income                                                         217,620             182,301
                                                                        ----------          ----------
Total Income                                                            $3,213,064          $3,251,191
                                                                        ----------          ----------
Operating Expenses:
  Administrative Expenses
   (Including $148,945 and $152,931, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2004 and 2003 Respectively)                                   884,732             827,174
  Property Taxes                                                           278,573             268,752
  Utilities                                                                182,873             201,413
  Property Operations                                                      362,296             352,227
  Depreciation And Amortization                                            454,126             440,907
  Interest                                                                 446,928             449,294
  Home Sale Expense                                                        226,391             189,107
                                                                        ----------          ----------
Total Operating Expenses                                                $2,835,919          $2,728,874
                                                                        ----------          ----------
Net Income                                                              $  377,145          $  522,317
                                                                        ----------          ----------
Income Per Unit:                                                              0.11                0.16
Distribution Per Unit:                                                        0.23                0.23
Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March  31, 2004 and 2003                                                3,303,387           3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

                                                    General Partner      Unit Holders          Total
                                                    ---------------      ------------      -------------
Balance, January 1, 2004                             $    341,724        $ 13,705,732      $ 14,047,456
Distributions                                                                (759,778)         (759,778)
Net Income                                                  3,771             373,374           377,145
                                                     ------------        ------------      ------------
Balance as of March 31, 2004                         $    345,495        $ 13,319,328      $ 13,664,823
                                                     ============        ============      ============

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                    MARCH 31,2004         MARCH 31,2003
                                                                    -------------         -------------
                                                                     (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                                         $   377,145           $   522,317
                                                                     -----------           -----------
Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                           448,897               435,678
  Amortization                                                             5,229                 5,229
  Gain on Sale of Equipment                                                    0                (3,000)
 (Increase) Decrease in Manufactured Homes and Improvements             (189,868)             (345,708)
(Increase) Decrease In Other Assets                                      135,607               166,236
  Increase  (Decrease) In Accounts Payables                              (36,860)              (46,987)
  Increase (Decrease) In Other Liabilities                                32,543                 1,951
                                                                     -----------           -----------
Total Adjustments                                                        395,548               213,399
                                                                     -----------           -----------
    Net Cash Provided By
      Operating Activities                                               772,693               735,716
                                                                     -----------           -----------
Cash Flows From Investing Activities:
  Capital Expenditures                                                  (124,212)              (22,718)
  Proceeds from sale of  Equipment                                             0                 3,000
                                                                     -----------           -----------
Net Cash Used In
  Investing Activities                                                  (124,212)          ($   19,718)
                                                                     -----------           -----------
Cash Flows From Financing Activities:
  Distributions To Partners                                             (759,778)             (759,779)
   Payment On Mortgage                                                  (119,262)             (116,905)
                                                                     -----------           -----------
Net Cash Used In
  Financing Activities                                                  (879,040)             (876,684)
                                                                     -----------           -----------
Decrease In Cash and Equivalents                                        (230,559)             (160,686)
Cash and Equivalents, Beginning                                        2,652,394             3,118,034
                                                                     -----------           -----------
Cash and Equivalents, Ending                                         $ 2,421,835           $ 2,957,348
                                                                     -----------           -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (Unaudited)

1.       BASIS OF PRESENTATION:

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.

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

The General Partner has decided to distribute $759,778, or $.23 per unit, to the unit holders as of March 31, 2004. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2004, the Partnership's cash reserves amounted to $2,421,835. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 75% at the end of March 2004, versus 80% for March 2003. The average monthly homesite rent as of March 31, 2004 was approximately $401, versus $387, an increase of 3% from March 2003.

                                   TOTAL                  OCCUPIED               OCCUPANCY                 AVERAGE*
                                 CAPACITY                  SITES                   RATE                      RENT
Ardmor Village                      339                     296                     87%                      $399
Camelot Manor                       335                     253                     76%                       372
Country Roads                       312                     214                     69%                       272
Dutch Hills                         278                     243                     87%                       377
El Adobe                            367                     264                     72%                       450
Paradise Village                    614                     348                     57%                       335
Stonegate Manor                     308                     229                     74%                       379
Sunshine Village                    356                     322                     90%                       512
West Valley                         421                     321                     76%                       512
                                  -----                   -----                    ---                       ----
TOTAL ON 3/31/04:                 3,330                    2490                     75%                      $401
TOTAL ON 3/31/03:                 3,330                   2,667                     80%                      $387
*NOT A WEIGHTED AVERAGE

                                             GROSS REVENUES               NET INCOME
                                        3/31/04       3/31/03        3/31/04       3/31/03
Ardmor Village                        $  365,881    $  440,400      $  203,145   $  177,126
Camelot Manor                            338,936       275,746         157,015      135,949
Country Roads                            198,947       195,992          69,343       76,784
Dutch Hills                              300,327       277,199         119,234      154,274
El Adobe                                 355,023       354,625         174,911      188,987
Paradise Village                         409,226       417,812         107,229       95,169
Stonegate Manor                          298,770       296,079         128,048      132,323
Sunshine Village                         457,287       452,344         264,955      273,508
West Valley                              487,127       536,386         271,888      324,691
                                      ----------    ----------      ----------   ----------
                                       3,211,524     3,246,583       1,495,768    1,558,881
Partnership Management:                    1,540         4,608        (129,095)     (92,807)
Other expenses:                            -----          ----         (88,474)     (53,486)
Debt Service                                                          (446,928)    (449,294)
Depreciation and Amortization              -----          ----        (454,126)    (440,907)
                                      ----------    ----------      ----------   ----------
                                      $3,213,064    $3,251,191      $  377,145   $  522,317

COMPARISON OF QUARTER ENDED MARCH 31, 2004 TO QUARTER ENDED MARCH 31, 2003

Gross revenues decreased $38,127 to $3,213,064 in 2004, as compared to $3,251,191 in 2003. The decrease was the result of lower occupancy due to weak economic conditions.

(See table on previous page.)

As described in the Statements of Income, total operating expenses increased $107,045, or 4%, to $2,835,919 in 2004, as compared to $2,728,874 in 2003. The increase is due to higher property taxes, higher home sale expense as well as higher property operating cost.

As a result of the aforementioned factors, Net Income decreased to $377,145 for the first quarter of 2004 compared to $522,317 for the first quarter of 2003.

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

Note Payable: At March 31, 2004 the Partnership had a note payable outstanding in the amount of $27,699,974. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the quarterly report is recorded, processed, summarized and reported as and when required.

There was no change in the Partnership's internal controls over financial reporting that occurred during the most recent completed quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

         (a) Reports on Form 8-K

                  There were no reports filed on Form 8-K during the three months ended March 31, 2004.

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

                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY: Genesis Associates Limited Partnership,
                        General Partner

                        BY: Uniprop, Inc.,
                            its Managing General Partner

                            By: /s/ Paul M. Zlotoff
                                -----------------------------------------------
                                  Paul M. Zlotoff, President

                            By: /s/ Gloria A. Koster
                                -----------------------------------------------
                                  Gloria A. Koster, Principal Financial Officer

Dated: May 11, 2004

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


EX-31.1             Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

EX-31.2             Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.