Form 10-Q
period 2004-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2004-08-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended June 30, 2004            Commission File No. 0-16701

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

                                      INDEX

                                                                    Page
                                                                    ----
PART I        FINANCIAL INFORMATION

 ITEM 1.      FINANCIAL STATEMENTS

              Balance Sheets
              June 30, 2004 (Unaudited) and
              December 31, 2003                                       3

              Statements of Income
              Six month ended June 30, 2004 and 2003
              Three months ended June 30, 2004
              and 2003 (Unaudited)                                    4

              Statement of Partners Equity
              Six months ended June 30, 2004(Unaudited)               4

              Statements of Cash Flows
              Six month ended June 30, 2004(Unaudited)                5

              Notes to Financial Statements
              June 30, 2004 (Unaudited)                               6

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                           7

  ITEM 3.     QUANTITATIVE AND QUALITATIVE
              DISCLOSURES ABOUT MARKET RISK                           9

  ITEM 4.     CONTROLS AND PROCEDURES                                10

PART II       OTHER INFORMATION
  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                       JUNE 30, 2004   DECEMBER 31, 2003
                                       -------------   -----------------
                                        (UNAUDITED)
ASSETS
Properties:
  Land                                  $11,666,645       $11,666,645
  Buildings And Improvements             51,790,589        51,610,447
  Furniture And Fixtures                    648,872           628,258
                                        -----------       -----------
                                         64,106,106        63,905,350

  Less Accumulated Depreciation          28,260,209        27,361,187
                                        -----------       -----------
                                         35,845,897        36,544,163

Cash And Cash Equivalents                 2,427,152         2,652,394
Unamortized Finance Costs                   505,446           515,904
 Manufactured Homes and Improvements      1,469,762         1,210,686
Other Assets                              1,815,619         1,903,173
                                        -----------       -----------

Total Assets                            $42,063,876       $42,826,320
                                        -----------       -----------

                                 JUNE 30, 2004  DECEMBER 31, 2003
                                 -------------  -----------------
                                  (UNAUDITED)
LIABILITIES & PARTNERS EQUITY
 Accounts Payable                 $   154,266      $   257,209
 Other Liabilities                    936,526          702,419
 Notes Payable                     27,583,636       27,819,236
                                  -----------      -----------

Total Liabilities                  28,674,428       28,778,864

Partners' Equity:
  General Partner                     350,339          341,724
   Unit Holders                    13,039,109       13,705,732
                                  -----------      -----------

Total Partners' Equity             13,389,448       14,047,456
                                  -----------      -----------

Total Liabilities And
  Partners' Equity                $42,063,876      $42,826,320
                                  -----------      -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME

                                                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                      JUNE 30, 2004  JUNE 30, 2003  JUNE 30,2004   JUNE 30, 2003
                                                                      -------------  -------------  ------------   -------------
                                                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
Income:
  Rental Income                                                        $  5,652,293   $  5,863,051      2,819,895      2,938,849
  Other                                                                     383,881        349,635        220,835        204,947
   Home Sale Income                                                         411,045        794,101        193,425        611,800
                                                                       ------------   ------------   ------------   ------------

Total Income                                                           $  6,447,219   $  7,006,787      3,234,155      3,755,596
                                                                       ------------   ------------   ------------   ------------

Operating Expenses:
  Administrative Expenses
   (Including $299,949, $309,459, $151,004 and $156,528, in
   Property Management Fees Paid to an Affiliate for the Six
   and Three Month Period Ending June 30,2004 and 2003 Respectively)      1,701,371      1,643,519        816,639        816,345
  Property Taxes                                                            556,835        537,456        278,262        268,704
  Utilities                                                                 356,910        407,117        174,037        205,704
  Property Operations                                                       754,939        754,994        392,643        402,767
  Depreciation And Amortization                                             909,480        884,411        455,354        443,504
  Interest                                                                  893,485        903,291        446,557        453,997
  Home Sale Expense                                                         412,650        721,918        186,259        532,811
                                                                       ------------   ------------   ------------   ------------

Total Operating Expenses                                               $  5,585,670   $  5,852,706   $  2,749,751   $  3,123,832
                                                                       ------------   ------------   ------------   ------------

Net Income                                                             $    861,549   $  1,154,081   $    484,404   $    631,764
                                                                       ------------   ------------   ------------   ------------

Income Per Unit:                                                               0.26           0.35           0.15           0.19

Distribution Per Unit:                                                         0.46           0.46           0.23           0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 June 30, 2004 and 2003                                                   3,303,387      3,303,387      3,303,387      3,303,387

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                            General Partner  Unit Holders       Total
                            ---------------  ------------       -----
Balance, January 1, 2004      $    341,724   $ 13,705,732    $ 14,047,456
Distributions                            0     (1,519,557)  ($  1,519,557)
Net Income                           8,615        852,934    $    861,549
                              ------------   ------------    ------------

Balance as of June 30, 2004   $    350,339   $ 13,039,109    $ 13,389,448
                              ------------   ------------    ------------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                             JUNE 30, 2004  JUNE 30,2003
                                                             -------------  ------------
                                                              (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                                  $   861,549    $ 1,154,081
                                                              -----------    -----------
Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                    899,022        873,953
  Amortization                                                     10,458         10,458
  Gain on Sale of Equipment                                             0         (8,846)
 (Increase) Decrease in Manufactured Homes and Improvements      (259,076)      (187,248)
(Increase) Decrease In Other Assets                                87,554          4,097
  Increase  (Decrease) In Accounts Payables                      (102,943)         7,524
  Increase (Decrease) In Other Liabilities                        234,107        206,441
                                                              -----------    -----------

Total Adjustments                                                 869,122        906,379
                                                              -----------    -----------
   Net Cash Provided By
     Operating Activities                                       1,730,671      2,060,460
                                                              -----------    -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                           (200,756)      (196,927)
  Proceeds from sale of  Equipment                                      0          8,846
                                                              -----------    -----------
Net Cash Used In
  Investing Actvities                                            (200,756)   ($  188,081)
                                                              -----------    -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                    (1,519,557)    (1,519,558)
   Payment On Mortgage                                           (235,600)      (225,776)
                                                              -----------    -----------
Net Cash Used In
  Financing Activities                                         (1,755,157)    (1,745,334)
                                                              -----------    -----------

Increase (Decrease) In Cash and Equivalents                      (225,242)       127,045
Cash and Equivalents, Beginning                                 2,652,394      3,118,034
                                                              -----------    -----------

Cash and Equivalents, Ending                                  $ 2,427,152    $ 3,245,079
                                                              -----------    -----------

                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2004 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.

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

The General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders as of June 30, 2004. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2004, the Partnership's cash reserves amounted to $2,427,152. The level of cash reserves maintained is at the discretion of the General Partners

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 72% at the end of June 2004, versus 82% for June 2003. The average monthly homesite rent as of June 30, 2004 was approximately $404, versus $393 in June 2003.

                            TOTAL   OCCUPIED  OCCUPANCY  AVERAGE*
                          CAPACITY    SITES     RATE       RENT
Ardmor Village                339       288        85%     $ 403
Camelot Manor                 335       236        70%       397
Country Roads                 311       205        66%       277
Dutch Hills                   278       232        84%       380
El Adobe                      367       252        69%       437
Paradise Village              614       335        55%       340
Stonegate Manor               308       218        71%       381
Sunshine Village              356       321        90%       512
West Valley                   421       324        77%       509
                            -----     -----     -----      -----
TOTAL ON 6/30/04:           3,329     2,411        72%     $ 404
TOTAL ON 6/30/03:           3,330     2,648        82%     $ 393

*NOT A WEIGHTED AVERAGE

                                 GROSS REVENUES             NET INCOME              GROSS REVENUES            NET INCOME
                                6/30/04     6/30/03     6/30/04      6/30/03      6/30/04     6/30/03     6/30/04      6/30/03
                                              three months ended                               six months ended
Ardmor Village                 $  414,656  $  692,951  $  214,757   $  209,174   $  780,537  $1,133,351  $  417,902      386,300
Camelot Manor                     272,202     386,277     138,348      180,894      611,138     662,023     295,363      316,843
Country Roads                     207,985     248,032      45,048       85,987      406,932     444,024     114,391      162,771
Dutch Hills                       274,573     305,638     150,106      153,124      574,900     582,837     269,340      307,398
El Adobe                          375,432     371,515     241,227      195,227      730,455     726,140     416,138      384,214
Paradise Village                  368,265     427,806     114,404      108,535      777,491     845,618     221,633      203,704
Stonegate Manor                   294,506     271,672      84,660      117,358      593,276     567,751     212,708      249,681
Sunshine Village                  514,177     455,853     271,819      275,913      971,464     908,197     536,774      549,421
West Valley                       510,922     591,195     315,080      348,047      998,049   1,127,581     586,968      672,738
                               ----------  ----------  ----------   ----------   ----------  ----------  ----------   ----------
                                3,232,718   3,750,939   1,575,449    1,674,259    6,444,242   6,997,522   3,071,217    3,233,070

Partnership Management:             1,437       4,657    (102,210)     (80,919)       2,977       9,265    (231,305)    (173,726)

Other expenses:                         -           -     (86,924)     (64,075)           -           -    (175,398)    (117,561)

Interest Expense                        -           -    (446,557)    (453,997)           -           -    (893,485)    (903,291)

Depreciation and Amortization           -           -    (455,354)    (443,504)           -           -    (909,480)    (884,411)
                               ----------  ----------  ----------   ----------   ----------  ----------  ----------   ----------
                               $3,234,155  $3,755,596  $  484,404   $  631,764   $6,447,219  $7,006,787  $  861,549   $1,154,081

COMPARISON OF THREE MONTHS AND QUARTER ENDED JUNE 30, 2004 TO THREE MONTHS AND QUARTER ENDED JUNE 30, 2003

Gross revenues for the three months decreased $521,441 to $3,234,155 in 2004, as compared to $3,755,596 in 2003. The decrease was primarily the result of lower occupancy.

As described in the Statements of Income, Total Operating Expenses for the three months decreased by $374,081 from $3,123,832 in 2003 , as compared to $2,749,751 for the same three months in 2004. The decrease is due primarily to lower home sale expense.

As a result of the aforementioned factors, Net Income for the three month period decreased to $484,404, compared to $631,764 in 2003.

COMPARISON OF SIX MONTHS AND QUARTER ENDED JUNE 30, 2004 TO SIX MONTHS AND QUARTER ENDED JUNE 30, 2003

Gross revenues for the six months decreased $559,568 to $6,447,219 in 2004, as compared to $7,006,787 in 2003. The decrease was primarily the result of a decrease in home sale revenue as well as rent income due to lower occupancy.

(See table on previous page.)

As described in the Statements of Income, Total Operating Expenses for the six months decreased to $5,585,670, in 2004, as compared to $5,852,706 for the same six months in 2003. The decrease is due to lower home sale expenses.

As a result of the aforementioned factors, Net Income for the six month period of 2004 decreased to $861,549, compared to $1,154,081 in 2003.

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

Note Payable: At June 30, 2004 the Partnership had a note payable outstanding in the amount of $27,583,636. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

                           PART II - OTHER INFORMATION

ITEM  6. REPORTS ON FORM 8-K

              (a)   Reports on Form 8-K

                      There were no reports filed on Form 8-K during the three
               months ended June 30, 2004.

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

                                Uniprop Manufactured Housing Communities
                                Income Fund II, a Michigan Limited Partnership

                                BY: Genesis Associates Limited Partnership,
                                    General Partner

                                    BY:  Uniprop, Inc.,
                                         its Managing General Partner

                                         By: /s/ Paul M. Zlotoff
                                             -----------------------------------
                                    Paul M. Zlotoff, Principal Executive Officer

                                         By: /s/ Joel Schwartz
                                             -----------------------------------
                                    Joel Schwartz, Principal Financial Officer

Dated: August 11, 2004

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