Form 10-Q
period 2004-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2004-11-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004             Commission File No. 0-16701

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

                                      INDEX

                                                                         Page
                                                                         ----
PART I         FINANCIAL INFORMATION

  ITEM 1.      FINANCIAL STATEMENTS

               Balance Sheets
               September 30, 2004 (Unaudited) and
               December 31, 2003                                           3

               Statements of Income
               Nine months ended September 30, 2004 and 2003
               (Unaudited)
               Three months ended September 30, 2004 and 2003
               (Unaudited)                                                 4

               Statement of Partners' Equity
               Nine months ended September 30, 2004 (Unaudited)            4

               Statements of Cash Flows
               Nine months ended September 30, 2004
               and 2003 (Unaudited)                                        5

               Notes to Financial Statements
               September 30, 2004 (Unaudited)                              6

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                               7

  ITEM 3.      QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK                              10

  ITEM 4.      CONTROLS AND PROCEDURES                                    10

  PART II      OTHER INFORMATION                                          10

  ITEM 6.      EXHIBITS                                                   10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                   SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                         ------------------     -----------------
                                             (UNAUDITED)
Properties:
  Land                                       $11,666,645            $11,666,645
  Buildings And Improvements                  51,872,877             51,610,447
  Furniture And Fixtures                         651,482                628,258
                                             -----------            -----------
                                              64,191,004             63,905,350

  Less Accumulated Depreciation               28,712,435             27,361,187
                                             -----------            -----------
                                              35,478,569             36,544,163

Cash And Cash Equivalents                      2,455,429              2,652,394
Unamortized Finance Costs                        500,217                515,904
Manufactured Homes & Improvements              1,407,145              1,210,686
Other Assets                                   1,781,753              1,903,173
                                             -----------            -----------

Total Assets                                 $41,623,113            $42,826,320
                                             ===========            ===========

LIABILITIES & PARTNERS'  EQUITY          SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                         ------------------     -----------------
                                             (UNAUDITED)
Accounts Payable                             $   189,286            $   257,209
Other Liabilities                                979,643                702,419
Notes Payable                                 27,465,360             27,819,236
                                             -----------            -----------

Total Liabilities                            $28,634,289            $28,778,864

Partners' Equity:
  General Partner                                353,931                341,724
  Unit Holders                                12,634,893             13,705,732
                                             -----------            -----------

Total Partners' Equity                        12,988,824             14,047,456
                                             -----------            -----------

Total Liabilities And
  Partners' Equity                           $41,623,113            $42,826,320
                                             ===========            ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                NINE MONTHS ENDED                       THREE MONTHS ENDED
STATEMENTS OF INCOME                                SEPTEMBER 30, 2004  SEPTEMBER 30, 2003   SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                    ------------------  ------------------   ------------------  ------------------
                                                        (unaudited)        (unaudited)          (unaudited)         (unaudited)
Income:
  Rental Income                                         $  8,368,107        $  8,795,386       $  2,715,814         $  2,932,335
  Other                                                      626,072             495,566            242,191              145,931
  Home Sale Income                                           746,359           1,390,689            335,314              596,588
                                                        ------------        ------------       ------------         ------------

Total Income                                            $  9,740,538        $ 10,681,641       $  3,293,319         $  3,674,854
                                                        ============        ============       ============         ============

Operating Expenses:
  Administrative Expenses
   (Including $446,888, $462,613, $146,939 and
   $153,154 in Property Management
   Fees Paid to an Affiliate for the Nine and
   Three Month Period Ending September 30, 2004
   and 2003 Respectively)                                  2,510,318           2,486,090            808,947              842,571
  Property Taxes                                             834,821             806,037            277,986              268,581
  Utilities                                                  553,085             628,639            196,175              221,522
  Property Operations                                      1,151,541           1,149,396            396,602              394,402
  Depreciation And Amortization                            1,366,935           1,330,375            457,455              445,964
  Interest                                                 1,341,418           1,358,840            447,933              455,549
  Home Sale Expense                                          761,716           1,311,503            349,066              589,585
                                                        ------------        ------------       ------------         ------------

Total Operating Expenses                                $  8,519,834        $  9,070,880       $  2,934,164         $  3,218,174
                                                        ============        ============       ============         ============

Net Income                                              $  1,220,704        $  1,610,761       $    359,155         $    456,680
                                                        ============        ============       ============         ============

Income Per Unit:                                                0.37                0.48               0.11                 0.14

Distribution Per Unit:                                          0.69                0.69               0.23                 0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 September 30, 2004 and 2003                               3,303,387           3,303,387          3,303,387            3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)              General Partner      Unit Holders            Total
                                                       ---------------      ------------       ------------
Balance, January 1, 2004                                $    341,724        $ 13,705,732       $ 14,047,456
Distributions                                                      0          (2,279,336)        (2,279,336)
Net Income                                                    12,207           1,208,497          1,220,704
                                                        ------------        ------------       ------------

Balance as of September 30, 2004                        $    353,931        $ 12,634,893       $ 12,988,824
                                                        ============        ============       ============

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                             ------------------  ------------------
                                                                 (unaudited)        (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                     $ 1,220,704         $ 1,610,761
                                                                 -----------         -----------

Adjustments To Reconcile Net Income
  To Net Cash Provided By
  Operating Activities:
  Depreciation                                                     1,351,248           1,314,688
  Amortization                                                        15,687              15,687
  Gain on Sale of Property and Equipment                                   0              (8,846)
  (Increase ) Decrease in Manufactured Homes & Improvements         (196,459)           (314,670)
  (Increase) Decrease In Other Assets                                121,420            (182,609)
  Increase (Decrease) In Accounts Payables                           (67,923)            187,730
  Increase (Decrease) In Other Liabilities                           277,224             272,968
                                                                 -----------         -----------

Total Adjustments                                                  1,501,197           1,284,948
                                                                 -----------         -----------

    Net Cash Provided By
      Operating Activities                                         2,721,901           2,895,709
                                                                 -----------         -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                              (285,654)           (381,057)
      Proceeds from sale of Property and Equipment                         0               8,846
                                                                 -----------         -----------

    Net Cash Provided By (Used In)
      Investing  Activities                                         (285,654)           (372,211)


Cash Flows From Financing Activities:
  Distributions To Partners                                       (2,279,336)         (2,279,337)
   Payment On Mortgage                                              (353,876)           (336,461)
                                                                 -----------         -----------

Net Cash Provided By (Used In)
  Financing Activities                                            (2,633,212)         (2,615,798)
                                                                 -----------         -----------

Increase (Decrease) In Cash and Equivalents                         (196,965)            (92,300)
Cash and Equivalents, Beginning                                    2,652,394           3,118,034
                                                                 -----------         -----------

Cash and Equivalents, Ending                                     $ 2,455,429         $ 3,025,734
                                                                 ===========         ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.

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

The General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders during the quarter ending September 30, 2004. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2004, the Partnership's cash reserves amounted to $2,455,429.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 70% at the end of September 2004, versus 82% for September 2003. The average monthly homesite rent as of September 30, 2004 was approximately $401, versus $382 for the quarter ending September 2003.

                        TOTAL    OCCUPIED   OCCUPANCY    AVERAGE*
                      CAPACITY     SITES       RATE        RENT
                      --------     -----       ----        ----
Ardmor Village           339        279         82%       $ 409
Camelot Manor            335        226         67%         367
Country Roads            311        196         63%         278
Dutch Hills              278        226         81%         384
El Adobe                 367        242         66%         437
Paradise Village         614        327         53%         340
Stonegate Manor          308        213         69%         383
Sunshine Village         356        317         89%         512
West Valley              421        317         75%         499
                       -----      -----      -----        -----
TOTAL ON 9/30/04:      3,329      2,343         70%*      $ 401*
TOTAL ON 9/30/03:      3,329      2,735         82%*      $ 382*

*NOT A WEIGHTED AVERAGE

 For the three and nine months ending September 30, 2004 and September 30, 2003

                               GROSS REVENUE              NET INCOME                 GROSS REVENUE              NET INCOME
                          9/30/2004     9/30/2003   9/30/2004     9/30/2003     9/30/2004   9/30/2003    9/30/2004      9/30/2003
                             three months ended       three months ended          nine months ended         nine months ended
Ardmor                   $   473,380  $   489,779  $   208,208   $   206,728   $ 1,253,917  $ 1,623,130  $   626,110   $   593,028
Camelot Manor                254,250      329,917      117,616       112,297       865,388      991,940      412,979       429,140
Country Roads                179,297      214,006       71,496        85,130       586,229      658,030      185,887       247,901
Dutch Hills                  259,514      318,059      130,969       148,999       834,414      900,896      400,309       456,397
El Adobe                     352,915      401,153      148,324       193,537     1,083,370    1,127,293      564,462       577,751
Paradise                     487,858      439,015      123,158        81,409     1,265,349    1,284,633      344,791       285,113
Stonegate                    287,595      300,631      149,814       103,608       880,871      868,382      362,522       353,289
Sunshine                     508,717      605,727       267326       272,019     1,480,181    1,513,924      804,100       821,440
West Valley                  487,820      573,533      270,416       327,846     1,485,869    1,701,114      857,384     1,000,584
                           3,291,346    3,671,820    1,487,327     1,531,573     9,735,588   10,669,342    4,558,544     4,764,643
Partnership Management         1,973        3,034      (69,820)      (70,652)        4,950       12,299     (301,125)     (244,378)
Other Expense                     --           --     (152,964)     (102,728)           --           --     (328,362)     (220,289)

Interest Expense                  --           --     (447,933)     (455,549)           --           --   (1,341,418)   (1,358,840)

Depreciation and
Amortization                      --           --     (457,455)     (445,964)           --           --   (1,366,935)   (1,330,375)
                         -----------  -----------  -----------   -----------   -----------  -----------  -----------   -----------
                         $ 3,293,319  $ 3,674,854  $   359,155   $   456,680   $ 9,740,538  $10,681,641  $ 1,220,704   $ 1,610,761

COMPARISON OF NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2004 TO NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2003

Gross revenues for the first nine months of 2004 decreased to $9,740,538 as compared to $10,681,641 for the same nine months of 2003. Gross revenues for the quarter ended September 30, 2004 decreased to $3,293,319, as compared to $3,674,854 the same three months of 2003. The decrease was the result of the decrease in occupancy and lower home sale income.

As described in the Statements of Income, Total Operating Expenses for the first nine months of 2004 decreased to $8,519,834 compared to $9,070,880 for the same nine months of 2003. Total Operating Expenses for the three months ended September 30, 2004 decreased $284,010, to $2,934,164 compared to $3,218,174 in
2003, due to a decrease in home purchases.

As a result of the aforementioned factors, Net Income for the nine month period of 2004 decreased to $1,220,704, compared to $1,610,761 for the same nine months in 2003. Net Income for the three months ended September 30, 2004 decreased to $359,155 compared to $456,680 for the same three months of 2003.

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

      Note Payable: At September 30, 2004 the Partnership had a note payable outstanding in the amount of $27,465,360. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

There was no change in the Partnership's internal controls over financial reporting that occurred during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect the Partnership's internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  Uniprop Manufactured Housing Communities
                                  Income Fund II, a Michigan Limited Partnership

                                  BY: Genesis Associates Limited Partnership,
                                      General Partner

                                      BY: Uniprop, Inc.,
                                          its Managing General Partner

                                          By: /s/ Paul M. Zlotoff
                                              ----------------------------------
                                              Paul M. Zlotoff, Chairman

                                          By: /s/ Joel Schwartz
                                              ----------------------------------
                                      Joel Schwartz, Principal Financial Officer

Dated: November 11, 2004

                                 EXHIBIT INDEX

   EX. No.                             Description
   -------                             -----------
Exhibit 31.1      Principal Executive Officer Certification pursuant to Rule
                  13a-14(a)/15d-14(a) of The Securities and Exchange Act of
                  1934, as amended

Exhibit 31.2      Principal Financial Officer Certification pursuant to Rule
                  13a-14(a)/15d-14(a) of The Securities and Exchange Act of
                  1934, as amended

Exhibit 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.