Form 10-K
period 2004-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2005-03-21
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 2004   Commission File No. 0-16701

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

                                Yes [ ]    No [ X ]

The estimated aggregate net asset value of the units as of March 1, 2005 held by non-affiliates, as estimated by the General Partner (based on a 2005 appraisal of Partnership properties), was $50,308,196. As of March 1, 2005 the number of units of limited partnership interest of the registrants outstanding was 3,303,387.

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

      On August 20, 1998, the Partnership borrowed $30,000,000 (the "Loan") from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The note is payable in monthly installments of $188,878, including interest at 6.37% through March 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the Loan Agreement through the note maturity date of September 2028. The Partnership used the proceeds from the Loan to refinance the Partnership's outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage financing transaction.

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

      Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,251 housing sites. Camelot Manor competes with approximately eleven communities in the Grand Rapids, Michigan area offering approximately 2,309 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately eleven communities offering approximately 4,047 housing sites. The Tampa, Florida area contains approximately seventeen communities offering approximately 4,600 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 12 other communities in the Lansing, Michigan area offering approximately 3,878 housing sites. In the Las Vegas, Nevada area, West Valley and El Adobe compete with approximately 13 other communities offering approximately 2,781 housing sites and El Adobe competes with 19 other communities offering 1,167 homesites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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

Employees

      The Partnership employs three part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Community and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $15,000 to $42,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC as property manager, has overall management authority for each property.

ITEM 2. PROPERTIES

      The Partnership purchased all nine manufactured housing communities for cash. As a result of the Loan, seven of the nine Properties are now encumbered with mortgages.

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

The table below contains certain information concerning the Partnership's nine properties.

PROPERTY NAME                                    NUMBER
AND LOCATION         YEAR CONSTRUCTED  ACREAGE  OF SITES
------------         ----------------  -------  --------
Ardmor Village
Cedar Avenue S.
Lakeville, MN              1974            74      339

Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI           1973            57      335

Country Roads
Townsend Road
Jacksonville, FL           1967            37      311

Dutch Hills
Upton Road
E. Lansing, MI             1975          42.8      278

El Adobe
N. Lamb Blvd.
Las Vegas, NV              1975            36      367

Paradise Village
Paradise Drive
Tampa, FL                  1971            91      614

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                1968          43.6      308

Sunshine Village
Southwest 5th St.
Davie, FL                  1972            45      356

West Valley
W. Tropicana Ave
Las Vegas, NV              1972            53      421

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding interests. No matters were submitted to the Unit Holders for a vote during 2004.

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

      The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2005, the Properties were appraised at an aggregate fair market value of $80,050,000. Assuming a sale of the nine properties in March 2005, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $50,308,196 or $15.23 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2005, the Partnership had approximately 3,941 Unit Holders.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                                Distribution per
                            Limited Partnership Unit

Quarter Ended
March 31, 2004       $0.23
June 30, 2004        $0.23
September 30, 2004   $0.23
December 31, 2004    $0.23
March 31, 2003       $0.23
June 30, 2003        $0.23
September 30, 2003   $0.23
December 31, 2003    $0.23

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

The Partnership has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000:

                                   FISCAL YEAR      FISCAL YEAR      FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                                     ENDED            ENDED            ENDED            ENDED            ENDED
                                    DECEMBER         DECEMBER         DECEMBER         DECEMBER         DECEMBER
                                    31, 2004         31, 2003         31, 2002         31, 2001         31, 2000
                                  ------------     ------------     ------------     ------------     ------------
Total Assets                      $ 40,749,401     $ 42,826,320     $ 44,130,856     $ 45,616,944     $ 46,542,559
                                  ============     ============     ============     ============     ============

Note Payable                      $ 27,340,304     $ 27,819,236     $ 28,273,124     $ 28,817,758     $ 29,209,358
                                  ============     ============     ============     ============     ============

Revenue                             12,979,388       14,402,693       13,741,599       14,530,327       14,474,625
Operating Expenses                 (11,604,261)     (12,290,990)     (11,623,613)     (12,419,504)     (12,484,761)
                                  ------------     ------------     ------------     ------------     ------------

Total Net Income                  $  1,375,127     $  2,111,703     $  2,117,986     $  2,110,823     $  1,989,864
                                  ============     ============     ============     ============     ============

Distributions to Unit Holders,
per Unit:                         $        .92     $        .92     $        .90     $        .82     $        .76

Income per Unit:                  $        .42     $        .64     $        .63     $        .63     $        .60

Weighted average
Number of Units
Outstanding:                         3,303,387        3,303,387        3,303,387        3,303,387        3,303,387

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

      Future maturities on the note payable for the next five years are as follows: 2005 - $506,000; 2006 - $540,000; 2007 - $587,000 and 2008 - $622,000;
and 2009 - $660,000.

      The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

      The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations in order to build capital reserves. As of December 31, 2004, the Partnership had $2,017,513 in cash balances.

      In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

      For the year ended December 31, 2004, the Partnership made distributions to the Unit Holders of $3,039,115, which is equal, on an annualized basis, to a 5% return on their adjusted capital contributions ($.92 per $17.11 Unit). Distributions paid to Unit Holders in 2003 totaled $3,039,116, and $2,973,048 was paid in 2002.

      The distributions paid in 2004 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,613,000. As described in Note 7 to the Partnership's financial statements, the cumulative preferred return deficit through December 2004 was approximately $32,854,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2004, the unpaid amount to be distributed to the General Partner was approximately $9,900,000.

Revenue and Net Income

      For the years ended December 31, 2004, 2003 and 2002, net income was $1,375,127, $2,111,703 and $2,117,986 and gross revenue was $12,979,388,
$14,402,693 and $13,741,599, respectively.

      The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing. In addition, the U.S. economy has been sluggish.

Partnership Management

      Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $116,571, $113,501, and $96,345, in 2004, 2003 and 2002 respectively, to perform partnership management and investor relation services for the Partnership.

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

      Real estate assets are stated at cost less accumulated depreciation. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using as estimated useful life of thirty years.

      In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

      The following table outlines our contractual obligations (in thousands) as of December 31, 2004.

                      Total     Yr1    2-3 Yrs   4-5 Yrs  Over 5 Yrs
                      -----     ---    -------   -------  ----------
Mortgages payable   $ 27,340   $ 506   $ 1,127   $ 1,282   $ 24,425

The future payments listed above for long-term debt repayments exclude interest payments.

Property Operations

      Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 68% for the year ended December 31, 2004, as compared to 76% for the fiscal year December 31, 2003, and 81% for the fiscal year ended December 31, 2002. The average monthly rent (not weighted average) was approximately $402 per home site for the year ended December 31, 2004, as compared to $397 for the year ended December 31, 2003 and $384 for the year ended December 31, 2002. The decline in occupancy is due primarily to an increase in foreclosures on homes financed by third-party lenders. The rate of new foreclosures has abated.

                  TOTAL
                  SITES     OCCUPIED SITES     OCCUPANCY RATE      AVERAGE RENT
                  -----  -------------------  ----------------  -------------------
                          2004   2003   2002  2004  2003  2002  2004   2003    2002
                         -----  -----  -----  ----  ----  ----  ----  ------  -----
Ardmor Village      339    265    301    316    78%   89%   93% $414  $ 394   $ 374
Camelot Manor       335    216    257    266    65%   77%   79%  366    372     365
Country Roads       311    182    227    249    59%   73%   80%  278    272     261
Dutch Hills         278    213    248    262    77%   89%   94%  386    371     360
El Adobe            367    235    266    282    64%   72%   77%  437    450     432
Paradise Village    614    308    356    390    50%   58%   64%  340    335     325
Stonegate Manor     308    206    233    244    67%   76%   79%  385    374     363
Sunshine Village    356    311    322    333    87%   90%   94%  512    494     477
West Valley         421    317    334    357    75%   79%   85%  499    512     494
                  -----  -----  -----  -----  ----  ----  ----  ----  -----   -----
Overall           3,329  2,253  2,544  2,699    68%   76%   81% $402  $ 397   $ 384

      The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2004, 2003, 2002 twelve month period.

                                                                               NET OPERATING INCOME
                                        GROSS REVENUE                             AND NET INCOME
                           ---------------------------------------  ----------------------------------------
                              2004           2003          2002        2004           2003          2002
                           -----------   -----------   -----------  -----------    -----------   -----------
Ardmor Village             $ 1,591,966   $ 2,048,194   $ 1,739,467  $   815,426    $   801,896   $   864,742
Camelot Manor                1,137,522     1,384,266     1,268,160      517,127        527,365       510,157
Country Roads                  811,738       878,556       805,292      267,828        307,423       311,401
Dutch Hills                  1,124,377     1,219,250     1,239,154      514,329        593,790       591,862
El Adobe                     1,374,120     1,542,349     1,538,618      666,732        786,259       824,163
Paradise Village             1,698,099     1,825,944     1,724,890      477,613        450,805       335,509
Stonegate Manor              1,173,422     1,196,556     1,194,174      439,779        461,438       498,340
Sunshine Village             2,104,982     2,086,697     2,056,581    1,074,067      1,101,982     1,108,979
West Valley                  1,955,140     2,206,617     2,143,653    1,115,613      1,331,024     1,301,637
                           -----------   -----------   -----------  -----------    -----------   -----------
                            12,971,366    14,388,429    13,709,989    5,888,514      6,361,982     6,346,790
Partnership Mgmt.          $     8,022   $    14,264   $    31,610     (380,865)      (303,092)     (281,991)

Other Expenses                                                         (522,779)      (333,947)     (343,093)

Debt Service                                                         (1,806,738)    (1,831,875)   (1,861,761)

Depreciation                                                         (1,803,005)    (1,781,365)   (1,741,959)
                                                                    -----------    -----------   -----------

TOTAL:                     $12,979,388   $14,402,693   $13,741,599    1,375,127    $ 2,111,703   $ 2,117,986

      Net Operating Income ("NOI") is a non-GAPP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership's management as an indication of the Partnership's ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

      Total revenues decreased $1,423,305 to $12,979,388 in 2004, compared to $14,402,693 in 2003. The decrease is primarily the result of a decrease in home sales as well as in occupancy. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. Rental Revenue decreased $710,200 due to lower occupancy. Home Sale Revenue decreased $865,703.

      The Partnership's operating expenses decreased $686,729, to $11,604,261 in 2004, compared to $12,290,990 in 2003. Home sale expense decreased due to the decreased volume of home sales.

      As a result of the forgoing factors, net income decreased $736,576 from $2,111,703 in 2003 to $1,375,127 in 2004.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

      Gross revenue increased $661,094 to $14,402,693 in 2003, compared to $13,741,599 in 2002. The increase was primarily the result of an increase in home sales. The decrease in occupancy was due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. Rental Revenue decreased $145,007, due to lower occupancy. Home Sale Revenue increased $925,624 due to an aggressive marketing of home sales.

      The Partnership's operating expenses increased $667,377, to $12,290,990 in 2003, compared to $11,623,613 in 2002. Home sale expense increased due to the increased volume of home sales.

      As a result of the forgoing factors, net income decreased from $6,283 from $2,117,986 in 2002 to $2,111,703 in 2003.

IMPORTANT DISCLOSURES

      The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

      During 2004, industry conditions remained depressed due to the lack of available retail financing. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2004. The increase in foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced purchase of new homes for the industry as a whole. The Partnership has aggressively pursued home sales by increasing marketing efforts including but not limited to the addition of sales personnel.

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

      Note Payable: At December 31, 2004 the Partnership had a note payable outstanding in the amount of $27,340,304. Interest on this note is at a fixed rate of 6.37% through March 2009.

      The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Partnership financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, and supplementary data are filed with this
Report:

            (i)   Report of Independent Registered Public Accounting Firm

            (ii)  Balance Sheets as of December 31, 2004 and 2003

            (iii) Statements of Income for the fiscal years ended December 31,
                  2004, 2003 and 2002

            (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2004, 2003 and 2002

            (v) Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership's most recent two fiscal years.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership, as an entity, does not have any officers or directors. The General Partner, Genesis Associates Limited Partnership, is a Michigan limited partnership, which Uniprop, Inc. is the General Partner .

      Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

      Paul M. Zlotoff, 55, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of P.I. Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

      Charles Soberman, 56, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999, Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

      Joel Schwartz CPA, 43, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to.1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

      Roger Zlotoff, 44, is Vice President and became Chief Operating Officer of Uniprop, Inc. in 2004. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

      The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,613,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2004, approximately $500,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2004 was $9,900,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $32,854,000, as of December 31, 2004, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

      The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The

General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2004. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

      Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $584,865. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

      Certain employees of affiliates of the General Partner were paid an aggregate of $116,571 during 2004 to perform local management, data processing and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $58,711 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2004. The Partnership also retained BDO Seidman, LLP to provide other services in 2004.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                                    2004            2003
                                   -------        -------
(1) Audit Fees                     $34,000        $30,800
(2) Audit-Related Fees             $     0        $     0
(3) Tax Fees                       $14,300        $13,900
(4) All Other Fees                 $     0        $     0
(5) Total                          $48,300        $44,700

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman in 2004 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Financial Statements

      (1) The following financial statements and related documents are filed with this report:

            (i)   Report of Independent Registered Public Accounting Firm

            (ii)  Balance Sheets as of December 31, 2004 and 2003

            (iii) Statements of Income for the fiscal years ended December 31,
                  2004, 2003 and 2002

            (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2004, 2003 and 2002

            (v) Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002

      (2) The following financial statement schedule is filed with this report:

                  Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2004, 2003 and 2002

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

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

     Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibits are attached to this Report:

28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Uniprop Manufactured Housing
 Communities Income Fund II
 (a Michigan limited partnership)

We have audited the accompanying balance sheets Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2004 and 2003, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that me appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.


                                                       /s/ BDO SEIDMAN, LLP
                                                           BDO SEIDMAN, LLP


Troy, Michigan
February 8, 2005

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


DECEMBER 31,                                       2004                 2003
                                              -------------        -------------
ASSETS

PROPERTY AND EQUIPMENT
  Buildings and improvements                  $  51,896,262        $  51,610,447
  Land                                           11,666,645           11,666,645
  Furniture and equipment                           651,482              628,258
                                              -------------        -------------
                                                 64,214,389           63,905,350
  Less accumulated depreciation                  29,164,191           27,361,187
                                              -------------        -------------
NET PROPERTY AND EQUIPMENT                       35,050,198           36,544,163

Cash                                              2,017,513            2,652,394
Manufactured homes and improvements               1,372,272            1,210,686
Unamortized financing costs                         494,988              515,904
Other assets                                      1,814,430            1,903,173
                                              -------------        -------------
                                              $  40,749,401        $  42,826,320
                                              =============        =============

LIABILITIES AND PARTNERS' EQUITY

Note payable                                  $  27,340,304        $  27,819,236
Accounts payable                                    412,513              257,209
Other liabilities                                   613,116              702,419
                                              -------------        -------------
TOTAL LIABILITIES                                28,365,933           28,778,864
                                              -------------        -------------
PARTNERS' EQUITY
  Unit holders                                   12,027,993           13,705,732
  General partner                                   355,475              341,724
                                              -------------        -------------
TOTAL PARTNERS' EQUITY                           12,383,468           14,047,456
                                              -------------        -------------
                                              $  40,749,401        $  42,826,320
                                              =============        =============

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                    2004          2003          2002
                                                        -----------   -----------   -----------
REVENUE
  Rental                                                $10,969,832   $11,680,032   $11,825,039
  Home sale income                                        1,195,191     2,060,894     1,135,270
  Other                                                     814,365       661,767       781,290
                                                        -----------   -----------   -----------
                                                         12,979,388    14,402,693    13,741,599
                                                        -----------   -----------   -----------
OPERATING EXPENSES
  Administrative                                          3,413,401     3,274,642     3,243,321
  Property taxes                                          1,071,516     1,097,809     1,068,910
  Utilities                                                 730,202       826,225       857,262
  Property operations                                     1,573,191     1,540,609     1,701,880
  Depreciation                                            1,803,005     1,781,365     1,741,959
  Interest                                                1,806,738     1,831,875    12,861,761
  Home sale expense                                       1,206,208     1,938,465     1,148,520
                                                        -----------   -----------   -----------
                                                         11,604,261    12,290,990    11,623,613
                                                        -----------   -----------   -----------
NET INCOME                                              $ 1,375,127   $ 2,111,703   $ 2,117,986
                                                        ===========   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT                     $       .42   $       .64   $       .63
                                                        ===========   ===========   ===========
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT              $       .92   $       .92   $       .90
                                                        ===========   ===========   ===========
NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING           3,303,387     3,303,387     3,303,387
                                                        ===========   ===========   ===========
NET INCOME ALLOCABLE TO GENERAL PARTNER                 $    13,751   $    21,117   $    21,180
                                                        ===========   ===========   ===========
DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER              $        --   $        --   $        --
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            General
                                                            Partner     Unit Holders      TOTAL
                                                            --------   -------------   -----------
BALANCE, January 1, 2002                                    $299,427    $15,530,504    $15,829,931
Distributions to unit holders                                     --     (2,973,048)    (2,973,048)
Net income for the year                                       21,180      2,096,806      2,117,986
                                                            --------    -----------    -----------
BALANCE, December 31, 2002                                   320,607     14,654,262     14,974,869
Distributions to unit holders                                     --     (3,039,116)    (3,039,116)
Net income for the year                                       21,117      2,090,586      2,111,703
                                                            --------    -----------    -----------
BALANCE, December 31, 2003                                   341,724     13,705,732     14,047,456
Distributions to unit holders                                     --     (3,039,115)    (3,039,115)
Net income for the year                                       13,751      1,361,376      1,375,127
                                                            --------    -----------    -----------
BALANCE, December 31, 2004                                  $355,475    $12,027,993    $12,383,468
                                                            ========    ===========    ===========

                                 See accompanying notes to financial statements.

                                                UNIPROP MANUFACTURED HOUSING
                                                  COMMUNITIES INCOME FUND II
                                            (A MICHIGAN LIMITED PARTNERSHIP)

                                                    STATEMENTS OF CASH FLOWS


Year Ended December 31,                            2004        2003         2002
                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $ 1,375,127  $ 2,111,703  $ 2,117,986
 Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                 1,803,005    1,781,365  $ 1,741,959
    Amortization                                    20,916       20,916       20,916
    Gain on sale of property and equipment              --       (8,846)     (95,221)
    (Increase) decrease in manufactured homes
      and improvements                            (161,586)    (100,484)      32,377
    Decrease (increase) in other assets             88,743     (395,126)    (360,087)
    Increase (decrease) in accounts payable        155,304       78,881      (86,709)
    (Decrease) increase in other liabilities       (89,303)      (2,116)         317
                                               -----------  -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        3,192,206    3,486,293    3,371,538
                                               -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (309,040)    (467,775)    (586,838)
  Proceeds from sale of property and equipment          --        8,846      110,000
                                               -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES             (309,040)    (458,929)    (476,838)
                                               -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                 (3,039,115)  (3,039,116)  (2,973,048)
  Repayments of notes payable                     (478,932)    (453,888)    (544,634)
                                               -----------  -----------  -----------
NET CASH USED IN FINANCING ACTIVITIES           (3,518,074)  (3,493,004)  (3,517,682)
                                               -----------  -----------  -----------
NET DECREASE IN CASH                              (634,881)    (456,640)    (622,982)
CASH, at beginning of year                       2,652,394    3,118,034    3,741,016
                                               -----------  -----------  -----------
CASH, at end of year                           $ 2,017,513  $ 2,652,394  $ 3,118,034
                                               ===========  ===========  ===========

                                  See accompanying notes to financial statements

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS

I. SUMMARY OF ACCOUNTING            ORGANIZATION AND BUSINESS
   POLICIES

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

Accumulated depreciation for tax purposes was $26,805,335 and $25,022,310 as of December 31, 2004 and 2003, respectively.

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2004.

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


2. NOTE PAYABLE                     In 1998, the Partnership entered into a
                                    $30,000,000 note payable agreement. The
                                    borrowings are secured by mortgages on the Partnership's properties. The note is payable in monthly installments of $188,878, including interest at 6.37%, through March, 2009 Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement though the note maturity date of September 2028.

                                    Future maturities on the note payable for the next five years are as follows: 2005 - $506,000; 2006 - $540,000; 2007 - $587,000;
                                    2008 - $622,000; and 2009 - $660,000.

3. OTHER ASSETS                     At December 31, 2004 and 2003, "Other
                                    Assets" included cash of approximately
                                    $291,000 and $330,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The cash is restricted from operating use.

                                    At December 31, 2004 and 2003, "Other
                                    assets" also included cash of approximately
                                    $263,000 in a security deposit escrow
                                    account for three of the Partnership's
                                    properties, which is required by the laws of the state in which they are located and is restricted from operating use.

4. OTHER LIABILITIES                Other liabilities consisted of:

                                    DECEMBER 31,                     2004           2003
                                    ------------------------------------------------------
                                    Tenants' security deposits    $ 478,549     $  536,510
                                    Accrued interest                101,592        103,372
                                    Other                            32,975         62,537
                                                                  ---------      ---------
                                    TOTAL                         $ 613,116      $ 702,419
                                                                  =========      =========

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

                              FEES AND EXPENSES

                              During the years ended December 31, 2004, 2003 and 2002, the affiliate earned property management fees of $584,865, $613,980, and $624,188, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $15,134 and $34,020 by the affiliate at December 31, 2004 and 2003, respectively.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

6.  RECONCILIATION OF          Year Ended December 31,                       2004            2003           2002
    FINANCIAL STATEMENT        ------------------------------------------------------------------------------------
    INCOME AND TAXABLE
    INCOME
                               Income per the financial
                                 statements                            $1,375,127      $2,111,703     $2,117,986

                               Adjustments to depreciation
                                 for difference in methods                 19,982        (106,175)       (69,998)

                               Adjustments for prepaid
                                 rent, meals and
                                 entertainment                            (26,521)          7,881         14,250
                               ------------------------------------------------------------------------------------

                               INCOME PER THE PARTNER-
                                 SHOP'S TAX RETURN                     $1,368,588      $2,013,409     $2,062,238
                               ====================================================================================

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


                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $2,613,000 in 2004 and 2003. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $32,854,000 has been distributed to the unit holders.

                              At December 31, 2004, the general partner's cumulative incentive management interest to be distributed was approximately $9.9 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2005.

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



8. SUPPLEMENTAL CASH FLOW    Interest paid during 2004, 2003 and 2002 was
   INFORMATION               approximately $1,788,000, $1,813,000, and
                             $1,843,000, respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

9. INTERIM RESULTS                 The following summary represents the unaudited results of operations  of the Partnership,
   (UNAUDITED)                     expressed in thousands except per unit amounts, for the periods from January 1, 2003 through December 31, 2004:

                                                                                  Three Months Ended
                                   ----------------------------------------------------------------------------------------
                                   2004                          March 31,      June 30,      September 30,    December 31,
                                   ----------------------------------------------------------------------------------------
                                   REVENUES                       $3,213         $3,234           $3,293         $3,239
                                   ========================================================================================
                                   NET INCOME                     $  377         $  484           $  359         $  155
                                   ========================================================================================
                                   INCOME PER LIMITED
                                     PARTNERSHIP UNIT             $  .11         $  .15           $  .11         $  .05
                                   ========================================================================================


                                                                                  Three Months Ended
                                   ----------------------------------------------------------------------------------------
                                   2003                          March 31,      June 30,      September 30,    December 31,
                                   ----------------------------------------------------------------------------------------
                                   REVENUES                       $3,251         $3,756           $3,675         $3,721
                                   ========================================================================================
                                   NET INCOME                     $  522         $  632           $  457         $  501
                                   ========================================================================================
                                   INCOME PER LIMITED
                                     PARTNERSHIP UNIT             $  .16         $  .19           $  .14         $  .15
                                   ========================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2004
================================================================================

1. RECONCILIATION OF LAND          The following table reconciles the land from
                                   January 1, 2002 to December 31, 2004:

                                                                   2004             2003            2002
                                                                -----------     -----------     -----------
                                   Balance, at January 1        $11,666,645     $11,647,745     $11,662,525

                                   Additions to land                      -          18,900               -
                                   Cost of land sold                      -               -         (14,780)
                                                                -----------     -----------     -----------

                                   Balance, at December 31      $11,666,645     $11,666,645     $11,647,745
                                                                ===========     ===========     ===========


2. RECONCILIATION OF BUILDINGS     The following table reconciles the buildings
   AND IMPROVEMENTS                and improvements from January 1, 2002 to
                                   December 31, 2004:


                                                                   2004             2003            2002
                                                                -----------     -----------     -----------
                                   Balance, at January 1        $51,610,447     $51,212,057     $50,708,179

                                   Additions to buildings and
                                     improvements                   285,815         398,390         503,878
                                   Cost of land sold                      -               -               -
                                                                -----------     -----------     -----------

                                   Balance, at December 31      $51,896,262     $51,610,447     $51,212,057
                                                                ===========     ===========     ===========


3. RECONCILIATION OF               The following table reconciles the
   ACCUMULATED DEPRECIATION        accumulated depreciation from January 1,
                                   2002 to December 31, 2004:

                                                                   2004             2003            2002
                                                                -----------     -----------     -----------
                                   Balance, at January 1        $26,908,653     $25,177,324     $23,473,656

                                   Current year depreciation
                                     expense                      1,754,720       1,731,329       1,703,668
                                   Accumulated depreciation
                                     on assets sold                       -               -               -
                                                                -----------     -----------     -----------

                                   Balance, at December 31      $28,663,373     $26,908,653     $25,177,324
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

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2004
================================================================================

COLUMN A                           COLUMN B                  COLUMN C                          COLUMN D
---------------------          ---------------    -----------------------------      ----------------------------
                                                                                                            COSTS
                                                                                                      CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                         INITIAL COST                                 ACQUISITION
                                                  -----------------------------      ----------------------------
                                                                  BUILDINGS AND                     BUILDINGS AND
DESCRIPTION                       ENCUMBRANCE          LAND       IMPROVEMENTS           LAND        IMPROVEMENTS
---------------------          ---------------    ------------    -------------      -----------    -------------
Ardmor Village
  (Lakeville, MN)                 $ 2,521,557     $ 1,063,253      $ 4,253,011         $  4,120       $1,167,725

Sunshine Village
  (Davis, FL)                       3,930,322       1,225,862        4,875,878                -          232,802

Camelot Manor
  Grand Rapids, MI)                 3,174,491         918,949        3,681,051                -        1,043,243

Country Roads
  (Jacksonville, FL)                        -         636,550        2,546,200           38,106          761,213

Paradise Village
  (Tampa, FL)                               -       1,760,000        7,040,000          279,053        1,421,256

Dutch Hills
  (Haslett, MI)                     2,363,690         839,693        3,358,771           41,526          682,923

Stonegate Manor
  (Lansing, MI)                     2,762,219         930,307        3,721,229           40,552          883,169

El Adobe
  (Las Vegas, NV)                   5,066,359       1,480,000        5,920,000           39,364          401,415

West Valley
  (Las Vegas, NV)                   7,521,666       2,289,700        9,158,800           89,010          748,517
                                  -----------     -----------      -----------         --------        ----------
                                  $27,340,304     $11,134,314      $44,554,940         $532,331        $7,341,322
                                  ===========     ===========      ===========         ========        ==========



                                                 COLUMN E                               COLUMN F         COLUMN G       COLUMN H
                               -------------------------------------------------     ------------     ------------  ----------------
                                          GROSS AMOUNT AT WHICH CARRIED                                                LIFE ON WHICH
                                               AT CLOSE OF PERIOD                                                    DEPRECIATION IN
                               -------------------------------------------------                                       LATEST INCOME
                                                  BUILDINGS AND                      ACCUMULATED        DATE            STATEMENT IS
DESCRIPTION                          LAND          IMPROVEMENTS        TOTAL         DEPRECIATION      ACQUIRED             COMPUTED
---------------------          ---------------    -------------    -------------     ------------    -------------   ---------------
Ardmor Village
  (Lakeville, MN)                $ 1,067,373       $ 5,420,736      $ 6,488,109       $ 2,911,741        1987            30 years

Sunshine Village
  (Davis, FL)                      1,215,862         5,108,680        6,324,542         2,987,472        1987            30 years

Camelot Manor
  Grand Rapids, MI)                  918,949         4,724,294        5,643,243         2,496,305        1987            30 years

Country Roads
  (Jacksonville, FL)                 674,656         3,307,413        3,982,069         1,87O,295        1987            30 years

Paradise Village
  (Tampa, FL)                      2,039,053         8,461,256       10,500,309         4,799,408        1987            30 years

Dutch Hills
  (Haslett, MI)                      881,219         4,040,753        4,921,972         2,171,488        1987            30 years

Stonegate Manor
  (Lansing, MI)                      970,859         4,604,398        5,575,257         2,346,853        1987            30 years

El Adobe
  (Las Vegas, NV)                  1,519,964         6,321,415        7,841,379         3,559,932        1988            30 years

West Valley
  (Las Vegas, NV)                  2,378,710         9,907,317       12,286,027         5,519,878        1988            30 years
                                 -----------       -----------      -----------       -----------
                                 $11,666,645       $51,896,262      $63,562,907       $28,663,373
                                 ===========       ===========      ===========       ===========

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

                           Uniprop Manufactured Housing Communities
                           Income Fund II, a Michigan Limited Partnership

                           BY:  Genesis Associates Limited Partnership,
                                General Partner

                                BY: Uniprop, Inc., Managing General Partner

                                    By: /s/ Paul Zlotoff
                                        Paul M. Zlotoff, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2005

By: /s/ Joel Schwartz              By: /s/ Paul M. Zlotoff
    ---------------------------        ---------------------------
    Joel Schwartz                     Paul M. Zlotoff, Chairman of Uniprop, Inc.
    Principal Financial Officer            (Principal Executive Officer)
    (Chief Financial Officer of
    Uniprop, Inc.)


By: /s/ Susann Szepytowski
    --------------------------
    Susann Szepytowski
    Principal Accounting Officer
    (Controller of Uniprop, Inc.)

                                   EXHIBIT 28

                             UNIPROP INCOME FUND II
                            2005 PROPERTY APPRAISALS

Cushman & Wakefield has recently completed market value appraisals of Uniprop Income Fund II's nine properties. The table below sets forth certain appraisal information for each property, as well as a comparison to the original cash purchase price:


(IN $1,000)

                             3/05                  3/04              %
PROPERTY                  APPRAISALS            APPRAISALS       VARIANCE

Ardmor Village             $10,250               $10,400           (1.5%)
Camelot Manor                6,000                 6,650           (9.8%)
Country Roads                3,700                 3,700            0.0
Dutch Hills                  6,000                 7,200          (16.7%)
El Adobe                    10,400                10,300            1.0%
Paradise Village             5,850                 6,050           (3.3%)
Stonegate Manor              5,700                 6,300           (9.5%)
Sunshine Village            15,850                14,000           13.2%
West Valley                 16,300                16,000            1.9%
                           -------               -------           -----
Grand Total:               $80,050               $80,600           (0.7%)
                           =======               =======           ======

                    2005 ESTIMATED NET ASSET VALUE OF UNITS

Based on the March 2005 appraisal of the Partnership's properties, the General Partner has calculated the estimated net asset value of each Unit, based on the following assumptions:

-  Sale of the Properties in March 2005 for their appraised value.
-  Costs and selling expenses are 3.0% of the sale price.
-  Tax consequences of a sale are not taken into consideration.

The estimated net asset value of each unit, assuming the sale of the properties at their present appraised value is $15.23 calculated as follows:

          Aggregate appraised value:            $80,050,000

          Less: Selling Expenses (3.0%)           2,401,500
                Mortgage Debt:                   27,340,304
                                                -----------

          Net Sales Proceeds:                   $50,308,196
                                                -----------
          Number of Units:                        3,303,387
          Net Sales Proceeds per unit:               $15.23

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION                  METHOD OF FILING                      PAGE
-------  -----------                  ----------------                      ----

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

3(b)     Uniprop Income Fund II       Incorporated by reference to the
         Agreement of Limited         Registration Statement.
         Partnership



4(a)     First Amendment to Uniprop   Incorporated by reference to the
         Income Fund II Agreement     Registration Statement.
         of Limited Partnership
         (April 1, 1987)

4(b)     Form of Beneficial           Incorporated by reference to
         Assignment Certificate       Form 10-K for fiscal year ended
         (BAC) for the Partnership    December 31, 1997.
         (originally filed with Form
         10-K for the fiscal year
         ended December 31, 1987)

10(a)          Form of Management               Incorporated by reference to the
               Agreement between the            Registration Statement.
               Partnership and Uniprop
               AM, LLC


10(b)          Form of Consulting               Incorporated by reference to the
               Agreement among the              Registration Statement.
               Partnership, the General
               Partner and Consultant

10(c)          Contingent Purchase Price        Incorporated by reference to
               Agreement with Sunrise           Form 10-K for fiscal year ended
               Broward Associates, Ltd.         December 31, 1997.
               (originally filed with Form
               10-K for the fiscal year
               ended December 31, 1987)

10(d)          Contingent Purchase Price        Incorporated by reference to
               Agreement with Ardmor            Form 10-K for fiscal year ended
               Associates Limited               December 31, 1997.
               Partnership (originally filed
               with Form 10-K for the fiscal
               year ended December 31,
               1987)

10(e)          Incentive Acquisition Fee        Incorporated by reference to
               Agreement between the            Form 10-K for fiscal year ended
               Partnership and Uniprop,         December 31, 1997.
               Inc. (originally filed with
               Form 10-K for the fiscal year
               ended December 31, 1987)

10(f)          Mortgage Notes, made on          Incorporated by reference to the
               August 20, 1998 between          Form 8-K filed on September 8,
               Uniprop Income Fund II and       1998.
               GMAC CMC

28             Letter summary of the            Filed herewith.
               estimated fair market values
               of the Partnership's nine
               manufactured housing
               communities, as of March 1,
               2005.

31.1           Certificate of Principal         Filed herewith.
               Executive Officer pursuant
               to Section 302 of the

               Sarbanes-Oxley Act of 2002


 31.2          Certificate of Principal           Filed herewith.
               Financial Officer pursuant to
               Section 302 of the
               Sarbanes-Oxley Act of 2002

*32.1          Certification Pursuant to          Filed herewith.
               Section 906 of the
               Sarbanes-Oxley Act of 2002

*32.2          Certification Pursuant to          Filed herewith.
               Section 906 of the
               Sarbanes-Oxley Act of 2002



* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.