Form 10-K/A
period 2004-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2005-05-05
CIK 805993

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

                             Distribution per
                         Limited Partnership Unit
                         ------------------------
Quarter Ended

March 31, 2004                   $   0.23
June 30, 2004                    $   0.23
September 30, 2004               $   0.23
December 31, 2004                $   0.23
March 31, 2003                   $   0.23
June 30, 2003                    $   0.23
September 30, 2003               $   0.23
December 31, 2003                $   0.23

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

      The following table outlines our contractual obligations (in thousands) as of December 31, 2004.

                          Total            Yr1               2-3 Yrs           4-5 Yrs       Over 5 Yrs
                          -----            ----              -------           -------       ----------
Mortgages payable        $27,340           $506              $1,127             $1,282        $24,425

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

                                   TOTAL
                                   SITES         OCCUPIED SITES                OCCUPANCY RATE                  AVERAGE RENT
                                   -----     -----------------------      ------------------------        -----------------------
                                             2004     2003      2002      2004        2003    2002        2004     2003      2002
                                             ----     ----      ----      ----        ----    ----        ----     ----      ----
Ardmor Village                       339       265      301      316       78%         89%     93%        $414     $394      $374
Camelot Manor                        335       216      257      266       65%         77%     79%         366      372       365
Country Roads                        311       182      227      249       59%         73%     80%         278      272       261
Dutch Hills                          278       213      248      262       77%         89%     94%         386      371       360
El Adobe                             367       235      266      282       64%         72%     77%         437      450       432
Paradise Village                     614       308      356      390       50%         58%     64%         340      335       325
Stonegate Manor                      308       206      233      244       67%         76%     79%         385      374       363
Sunshine Village                     356       311      322      333       87%         90%     94%         512      494       477
West Valley                          421       317      334      357       75%         79%     85%         499      512       494
                                   -----     -----    -----    -----       --          --      --         ----     ----      ----

Overall                            3,329     2,253    2,544    2,699       68%         76%     81%        $402     $397      $384

      The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2004, 2003, 2002 twelve month period.

                                                                                                 NET OPERATING INCOME
                                                  GROSS REVENUE                                     AND NET INCOME
                                  ---------------------------------------------     ---------------------------------------------
                                     2004              2003             2002           2004            2003              2002
                                  -----------      -----------      -----------     -----------     -----------       -----------
Ardmor Village                    $ 1,591,966      $ 2,048,194      $ 1,739,467     $   815,426        $801,896       $   864,742
Camelot Manor                       1,137,522        1,384,266        1,268,160         517,127         527,365           510,157
Country Roads                         811,738          878,556          805,292         267,828         307,423           311,401
Dutch Hills                         1,124,377        1,219,250        1,239,154         514,329         593,790           591,862
El Adobe                            1,374,120        1,542,349        1,538,618         666,732         786,259           824,163
Paradise Village                    1,698,099        1,825,944        1,724,890         477,613         450,805           335,509
Stonegate Manor                     1,173,422        1,196,556        1,194,174         439,779         461,438           498,340
Sunshine Village                    2,104,982        2,086,697        2,056,581       1,074,067       1,101,982         1,108,979
West Valley                         1,955,140        2,206,617        2,143,653       1,115,613       1,331,024         1,301,637
                                  -----------      -----------      -----------     -----------     -----------       -----------
                                   12,971,366       14,388,429       13,709,989       5,888,514       6,361,982         6,346,790
Partnership                       $     8,022      $    14,264      $    31,610        (380,865)       (303,092)         (281,991)
 Mgmt.

                                                                                                                                -

Other
Expenses                                                                               (522,779)       (333,947)         (343,093)

Debt Service                                                                         (1,806,738)     (1,831,875)       (1,861,761)

Depreciation

                                                                                     (1,803,005)     (1,781,365)       (1,741,959)
                                                                                    -----------     -----------       -----------

TOTAL:                            $12,979,388      $14,402,693      $13,741,599       1,375,127     $ 2,111,703       $ 2,117,986
                                  ===========      ===========      ===========       =========     ===========       ===========


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our' opinion.

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

                                                  /s/ BDO SEIDMAN, LLP
                                                  --------------------
                                                      BDO SEIDMAN, LLP

Troy, Michigan
February 8, 2005

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

         December 31,                      2004            2003
         ------------                      ----            ----
ASSETS
PROPERLY AND EQUIPMENT
   Buildings and improvements           $51,896,262     $51,610,447
   Land                                  11,666,645      11,666,645
   Furniture and equipment                  651,482         628,258
                                        -----------     -----------

                                         64,214,389      63,905,350
   Less accumulated depreciation         29,164,191      27,361,187
                                        -----------     -----------

NET PROPERTY AND EQUIPMENT               35,050,198      36,544,163

Cash                                      2,017,513       2,652,394
Manufactured homes and improvements       1,372,272       1,210,686
Unamortized financing costs                 494,988         515,904
Other assets                              1,814,430       1,903,173
                                        -----------     -----------

                                        $40,749,401     $42,826,320
                                        ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Note payable                            $27,340,304     $27,819,236
Accounts payable                            412,513         257,209
Other liabilities                           613,116         702,419
                                        -----------     -----------

TOTAL LIABILITIES                        28,365,933      28,778,864
                                        -----------     -----------
PARTNERS' EQUITY
Unit holders                             12,027,993      13,705,732
General partner                             355,475         341,724
                                        -----------     -----------

TOTAL PARTNERS' EQUITY                   12,383,468      14,047,456
                                        -----------     -----------

                                        $40,749,401     $42,826,320
                                        ===========     ===========

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

         Year Ended December 31,                        2004           2003            2002
         -----------------------                        ----           ----            ----
 REVENUE
   Rental                                           $10,969,832     $11,680,032     $11,825,039
   Home sale income                                   1,195,191       2,060,894       1,135,270
   Other                                                814,365         661,767         781,290
                                                    -----------     -----------     -----------

                                                     12,979,388      14,402,693      13,741,599
                                                    -----------     -----------     -----------
 OPERATING EXPENSES
   Administrative                                     3,413,401       3,274,642       3,243,321
   Property taxes                                     1,071,516       1,097,809       1,068,910
   Utilities                                            730,202         826,225         857,262
   Property operations                                1,573,191       1,540,609       1,701,880
   Depreciation                                       1,803,005       1,781,365       1,741,959
   Interest                                           1,806,738       1,831,875       1,861,761
   Home sale expense                                  1,206,208       1,938,465       1,148,520
                                                    -----------     -----------     -----------

                                                     11,604,261      12,290,990      11,623,613
                                                    -----------     -----------     -----------

 NET INCOME                                         $ 1,375,127     $ 2,111,703     $ 2,117,986
                                                    ===========     ===========     ===========

 INCOME PER LIMITED PARTNER SHIP UNIT               $       .42     $       .64     $       .63
                                                    ===========     ===========     ===========

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT          $       .92     $       .92     $       .90
                                                    ===========     ===========     ===========

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING       3,303,387       3,303,387       3,303,387
                                                    ===========     ===========     ===========

NET INCOME ALLOCABLE TO GENERAL PARTNER             $    13,751     $    21,117     $    21,180
                                                    ===========     ===========     ===========

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER          $         -     $         -     $         -
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                    General
                                    Partner      Unit Holders          TOTAL
                                    -------      ------------      ------------
BALANCE, January 1, 2002            $299,427     $ 15,530,504      $ 15,829,931

Distributions to unit holders              -       (2,973,048)       (2,973,048)

Net income for the year               21,180        2,096,806         2,117,986
                                    --------     ------------      ------------

BALANCE, December 31, 2002           320,607       14,654,262        14,974,869

Distributions to unit holders              -       (3,039,116)       (3,039,116)

Net income for the year               21,117        2,090,586         2,111,703
                                    --------     ------------      ------------

BALANCE, December 31, 2003           341,724       13,705,732        14,047,456

Distributions to unit holders              -       (3,039,115)       (3,039,115)

Net income for the year               13,751        1,361,376         1,375,127
                                    --------     ------------      ------------

BALANCE, December 31, 2004          $355,475     $ 12,027,993      $ 12,383,468
                                    ========     ============      ============

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                         STATEMENTS OF CASH FLOW

Year Ended December 31,                                     2004             2003             2002
-----------------------                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 1,375,127      $ 2,111,703      $ 2,117,986
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                        1,803,005        1,781,365        1,741,959
       Amortization                                           20,916           20,916           20,916
       Gain on sale of property and equipment                      -           (8,846)         (95,221)
       (Increase) decrease in manufactured homes and
         improvements                                       (161,586)        (100,484)         32,3 77
       Decrease (increase) in other assets                    88,743         (395,126)        (360,087)
       Increase (decrease) in accounts payable               155,304           78,881          (86,709)
       (Decrease) increase in other liabilities              (89,303)          (2,116)             317
                                                         -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,192,206        3,486,293        3,371,538
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (309,040)        (467,775)        (586,838)
  Proceeds from sale of property and equipment                     -            8,846          110,000
                                                         -----------      -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                       (309,040)        (458,929)        (476,838)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to unit holders                           (3,039,115)      (3,039,116)      (2,973,048)
  Repayments of notes payable                               (478,932)        (453,888)        (544,634)
                                                         -----------      -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                     (3,518,047)      (3,493,004)      (3,517,682)
                                                         -----------      -----------      -----------

NET DECREASE IN CASH                                        (634,881)        (465,640)        (622,982)

CASH, at beginning of year                                 2,652,394        3,118,034        3,741,016
                                                         -----------      -----------      -----------

CASH, at end of year                                     $ 2,017,513      $ 2,652,394      $ 3,118,034
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

1.    SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

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

4.     OTHER LIABILITIES

Other liabilities consisted of:

December 31,                      2004         2003
------------                      ----         ----
Tenants' security deposits     $478,549     $536,510
Accrued interest                101,592      103,372
Other                            32,975       62,537
                               --------     --------

TOTAL                          $613,116     $702,419
                               ========     ========

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

6.    RECONCILIATION OF FINANCIAL STATEMENT INCOME AND TAXABLE INCOME

  Year Ended December 31,              2004              2003            2002
  -----------------------              ----              ----            ----
Income per the financial
  statements                        $ 1,375,127      $ 2,111,703      $ 2,117,986
Adjustments to depreciation for
 difference in methods                   19,982         (106,175)         (69,998)
Adjustments for prepaid rent,
 meals and entertainment                (26,521)           7,881           14,250
                                    -----------      -----------      -----------
INCOME PER THE PARTNERSHIP'S
 TAX RETURN                         $ 1,368,588      $ 2,013,409      $ 2,062,238
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

8.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during 2004, 2003 and 2002 was approximately $1,788,000, $1,813,000, and $1,843,000, respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

9.    INTERIM RESULTS (UNAUDITED)

The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2003 through December 31, 2004:

                                                                 Three Months Ended
                                           -----------------------------------------------------------
2004                                       March 31,        June 30,      September 30,   December 31,
----                                       ---------        --------      -------------   ------------
REVENUES                                     $3,213          $3,234          $3,293          $3,239
                                             ======          ======          ======          ======
NET INCOME                                   $  377          $  484          $  359          $  155
                                             ======          ======          ======          ======
INCOME PER LIMITED PARTNERSHIP UNIT          $  .11          $  .15          $  .11          $  .05
                                             ======          ======          ======          ======

                                                                Three Months Ended
                                            ----------------------------------------------------------
2003                                        March 31,       June 30,     September 30,    December 31,
----                                        ---------       --------     -------------    ------------
REVENUES                                     $3,251          $3,756          $3,675          $3,721
                                             ======          ======          ======          ======
NET INCOME                                   $  522          $  632          $  457          $  501
                                             ======          ======          ======          ======
INCOME PER LIMITED PARTNERSHIP UNIT          $  .16          $  .19          $  .14          $  .15
                                             ======          ======          ======          ======

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2004

1.    RECONCILIATION OF LAND

The following table reconciles the land from January 1, 2002 to December 31, 2004:

                                        2004             2003              2002
                                        ----             ----              ----
BALANCE, AT JANUARY 1               $ 11,666,645     $ 11,647,745      $ 11,662,525

Additions to land                              -           18,900                 -
Cost of land sold                              -                -           (14,780)
                                    ------------     ------------      ------------

BALANCE, at December 31             $ 11,666,645     $ 11,666,645      $ 11,647,745
                                    ============     ============      ============

2.    RECONCILIATION OF BUILDINGS AND IMPROVEMENTS

The following table reconciles the buildings and improvements from January 1, 2002 to December 31, 2004:

                                         2004             2003              2002
                                         ----             ----              ----
BALANCE, at January 1               $ 51,610,447     $ 51,212,057      $ 50,708,179
Additions to buildings and
  improvements                           285,815          398,390           503,878
Cost of assets sold                            -                -                 -
                                    ------------     ------------      ------------

BALANCE, at December 31             $ 51,896,262     $ 51,610,447      $ 51,212,057
                                    ============     ============      ============

3.    RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

                                       2004              2003             2002
                                       ----              ----             ----
BALANCE, at January 1              $  26,908,653    $  25,177,324      $ 23,473,656

Current year depreciation
  expense                              1,754,720        1,731,329         1,703,668
Accumulated depreciation on
  assets sold                                  -                -                 -
                                   -------------    -------------      ------------

BALANCE, at December 31            $  28,663,373    $  26,908,653      $ 25,177,324
                                   =============    =============      ============

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

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2004

     Column A         Column B          Column C                  Column D                         Column E
------------------   ----------- ------------------------- ------------------------ -------------------------------------
                                                                              Costs
                                                                        Capitalized
                                                                      Subsequent to     Gross Amount at Which Carried
                                         Initial Cost                   Acquisition          at Close of Period
                                 -------------------------- ------------------------ ------------------------------------
                                             Buildings and            Buildings and             Buildings and
   Description       Encumbrance     Land    Improvements     Land    Improvements     Land     Improvements     Total
   -----------       ----------- ----------- ------------  ---------- ------------  ----------- ------------- -----------
Ardmor Village
 (Lakcville, MN)     $ 2,521,557 $ 1,063,253 $   4,253,011 $    4,120 $  1,167,725  $ 1,067,373 $   5,420,736 $ 6,488,109

Sunshine Village
 (DAVIE FL)            3,930,322   1,215,862     4,875,878          -      232,802    1,215,862     5,108,680   6,324,542

Camelot Manor
 (Grand Rapids, MI)    3,174,491     918,949     3,681,051          -    1,043,243      918,949     4,724,294   5,643,243

Country Roads
 (Jacksonville, FL)            -     636,550     2,546,200     38,106      761,213      674,656     3,307,413   3,982,069

Paradise Village
 (Tampa, FL)                   -   1,760,000     7,040,000    279,053    1,421,256    2,039,053     8,461,256  10,500,309

Dutch Hills
 (Haslett, MI)         2,363,690     839,693     3,358,771     41,526      681,982      881,219     4,040,753   4,921,972

Stonegate Manor
 (Lansing, MI)         2,762,219     930,307     3,721,229     40,552      883,169      970,859     4,604,398   5,575,257

El Adobe
 (Las Vegas, NV)       5,066,359   1,480,000     5,920,000     39,964      401,415    1,519,964     6,321,415   7,841,379

West Valley
 (Las Vegas NV)        7,521,666   2,289,700     9,158,800     89,010      748,517    2,378,710     9,907,317  12,286,027
                     ----------- ----------- ------------- ---------- ------------  ----------- ------------- -----------
                     $27,340,304 $11,134,314 $  44,554,940 $  532,331 $  7,341,322  $11,666,645 $  51,896,262 $63,562,907
                     =========== =========== ============= ========== ============  =========== ============= ===========

     Column A          Column F   Column G   Column H
------------------   ------------ -------- ---------------
                                            Life on Which
                                           Depreciation in
                                            Latest Income
                     Accumulated    Date    Statement is
  Description        Depreciation Acquired    Computed
  -----------        ------------ -------- --------------
Ardmor Village
 (Lakcville, MN)     $  2,911,741   1987       30 years

Sunshine Village
 (Davie FL)             2,987,473   1987       30 years

Camelot Manor
 (Grand Rapids, MI)     2,496,305   1987       30 years

Country Roads
 (Jacksonville, FL)     1,870,295   1987       30 years

Paradise Village
 (Tampa, FL)            4,799,408   1987       30 years

Dutch Hills
 (Haslett, MI)          2,171,488   1987       30 years

Stonegate Manor
 (Lansing, MI)          2,346,853   1987       30 years

El Adobe (Las
 Vegas, NV)             3,559,932   1988       30 years

West Valley
 (Las Vegas NV)         5,519,878   1988       30 years
                      -----------
                      $28,663,373
                      ===========

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

                          Uniprop Manufactured Housing Communities
                          Income Fund II, a Michigan Limited Partnership

                          BY: Genesis Associates Limited Partnership,
                              General Partner

                              BY: Uniprop, Inc., Managing General Partner

                                  By: /s/ Paul M. Zlotoff
Dated: May 5, 2005                    Paul M. Zlotoff, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joel Schwartz             By: /s/ Paul M. Zlotoff
    ---------------------------       ------------------------------------------
    Joel Schwartz                     Paul M. Zlotoff, Chairman of Uniprop, Inc.
    Principal Financial Officer       (Principal Executive Officer)
    (Chief Financial Officer of
    Uniprop, Inc.)


By: /s/ Susann Szepytowski
    -----------------------------
    Susann Szepytowski
    Principal Accounting Officer
    (Controller of Uniprop, Inc.)

Dated: May 5, 2005

EXHIBIT
NUMBER              DESCRIPTION                              METHOD OF FILING                     PAGE
------              -----------                              ----------------                     ----
3(a)              Certificate of                   Incorporated by reference
                  Limited Partnership              to the S-11 Registration
                  for the Partnership              Statement of the
                                                   Partnership filed November
                                                   12, 1986, as amended on
                                                   December 22, 1986 and
                                                   January 16, 1987 (the
                                                   "Registration Statement").

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

10(a)             Form of Management Agreement           Incorporated by reference to the
                  between the Partnership and            Registration Statement.
                  Uniprop AM, LLC

10(b)             Form of Consulting Agreement           Incorporated by reference to the
                  among the Partnership, the             Registration Statement.
                  General Partner and Consultant

10(c)             Contingent Purchase Price              Incorporated by reference to
                  Agreement with Sunrise Broward         Form 10-K for fiscal year ended
                  Associates, Ltd. (originally           December 31, 1997.
                  filed with Form 10-K for the
                  fiscal year ended December 31,
                  1987)

10(d)             Contingent Purchase Price              Incorporated by reference to
                  Agreement with Ardmor Associates       Form 10-K for fiscal year ended
                  Limited Partnership (originally        December 31, 1997.
                  filed with Form 10-K for the
                  fiscal year ended December 31,
                  1987)

10(e)             Incentive Acquisition Fee               Incorporated by reference to
                  Agreement between the                   Form 10-K for fiscal year ended
                  Partnership and Uniprop, Inc.           December 31, 1997.
                  (originally filed with Form 10-K
                  for the fiscal year ended
                  December 31, 1987)

10(f)             Mortgage Notes, made on August         Incorporated by reference to the
                  20, 1998 between Uniprop Income        Form 8-K filed on September 8,
                  Fund II and GMAC CMC                   1998.

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