Form 10-Q
period 2005-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2005-05-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the Quarter Ended March 31, 2005            Commission File No. 0-16701

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets
           March 31, 2005 (Unaudited) and
           December 31, 2004                                                  3

           Statements of Operations
           Three months ended March 31, 2005
           and 2004 (Unaudited)                                               4

           Statement of Partners Equity
           Three months ended March 31, 2005(Unaudited)                       4

           Statements of Cash Flows
           Three months ended March 31, 2005
           and 2004 (Unaudited)                                               5

           Notes to Financial Statements
           March 31, 2005 (Unaudited)                                         6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   6

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         9

  ITEM 4.  CONTROLS AND PROCEDURES                                           10

PART II    OTHER INFORMATION
  ITEM 6.  EXHIBITS                                                          11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                MARCH 31,2005   DECEMBER 31, 2004
                                      -------------   -----------------
                                       (UNAUDITED)
Properties:
  Land                                $ 11,666,645      $ 11,666,645
  Buildings And Improvements            52,239,458        52,136,962
  Furniture And Fixtures                   653,926           651,482
                                      ------------      ------------
                                        64,560,029        64,455,089

  Less Accumulated Depreciation        (29,631,849)      (29,164,191)
                                      ------------      ------------
                                        34,928,180        35,290,898

Cash And Cash Equivalents                1,446,259         2,017,513
Unamortized Finance Costs                  489,759           494,988
Manufactured Homes and Improvements      1,457,277         1,131,572
Other Assets                             1,596,938         1,814,430
                                      ------------      ------------

Total Assets                          $ 39,918,413      $ 40,749,401
                                      ------------      ------------

LIABILITIES & PARTNERS' EQUITY        MARCH 31,2005   DECEMBER 31, 2004
                                      -------------   -----------------
                                       (UNAUDITED)
 Accounts Payable                      $   272,514       $   412,513
 Other Liabilities                         633,805           613,116
 Notes Payable                          27,208,465        27,340,304
                                       -----------       -----------

Total Liabilities                       28,114,784        28,365,933

Partners' Equity:
  General Partner                          357,274           355,475
   Unit Holders                         11,446,355        12,027,993
                                       -----------       -----------

Total Partners' Equity                  11,803,629        12,383,468
                                       -----------       -----------

Total Liabilities And
  Partners' Equity                     $39,918,413       $40,749,401
                                       -----------       -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                 MARCH 31, 2005   MARCH 31, 2004
                                                                 --------------   --------------
                                                                   (unaudited)      (unaudited)
Income:
  Rental Income                                                    $2,567,737       $2,832,398
  Other                                                               186,137          163,046
  Home Sale Income                                                    278,166          217,620
                                                                   ----------       ----------

Total Income                                                       $3,032,040       $3,213,064
                                                                   ----------       ----------

Operating Expenses:
  Administrative Expenses
   (Including $136,701 and $148,945, in Property Management
   Fees Paid to an Affiliate for the Three Month Period Ending
   March 31, 2005 and 2004 Respectively)                              833,135          884,732
   Property Taxes                                                     275,070          278,573
   Utilities                                                          168,728          182,873
   Property Operations                                                377,479          362,296
   Depreciation And Amortization                                      472,886          454,126
   Interest                                                           434,304          446,928
   Home Sale Expense                                                  290,498          226,391
                                                                   ----------       ----------

Total Operating Expenses                                           $2,852,100       $2,835,919
                                                                   ----------       ----------

Net Income                                                         $  179,940       $  377,145
                                                                   ----------       ----------

Income Per Unit:                                                         0.05             0.11

Distribution Per Unit:                                                   0.23             0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 March  31, 2005 and 2004                                           3,303,387        3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

                                                 General Partner    Unit Holders      Total
                                                 ---------------   -------------   -----------
Balance, January 1, 2005                            $ 355,475      $ 12,027,993    $12,383,468
Distributions                                                          (759,779)      (759,779)
Net Income                                              1,799           178,141    $   179,940
                                                    ---------      ------------    -----------

Balance as of March 31, 2005                        $ 357,274      $ 11,446,355    $11,803,629
                                                    =========      ============    ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                   MARCH 31,2005   MARCH 31,2004
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
 Net Income                                        $    179,940     $   377,145
                                                   ------------    ------------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                          467,657         448,897
  Amortization                                            5,229           5,229
 Increase in Manufactured Homes and Improvements       (325,705)       (189,868)
 Decrease In Other Assets                               217,492         135,607
 Decrease In Accounts Payables                         (139,999)        (36,860)
  Increase In Other Liabilities                          20,689          32,543
                                                   ------------    ------------

Total Adjustments                                       245,363         395,548
                                                   ------------    ------------

    Net Cash Provided By
      Operating Activities                              425,303         772,693
                                                   ------------    ------------

Cash Flows From Investing Activities:
  Capital Expenditures                                 (104,939)       (124,212)
                                                   ------------    ------------

Net Cash Used In
  Investing Actvities                                  (104,939)   ($   124,212)
                                                   ------------    ------------

Cash Flows From Financing Activities:
  Distributions To Partners                            (759,779)       (759,778)
   Payment On Mortgage                                 (131,839)       (119,262)
                                                   ------------    ------------

Net Cash Used In Financing Activities                  (891,618)       (879,040)
                                                   ------------    ------------

Decrease In Cash and Equivalents                       (571,254)       (230,559)
Cash and Equivalents, Beginning                       2,017,513       2,652,394
                                                   ------------    ------------

Cash and Equivalents, Ending                       $  1,446,259     $ 2,421,835
                                                   ------------    ------------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.

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

The General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders for the first quarter ended March 31, 2005. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2005, the Partnership's cash balance amounted to $1,446,259. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 66% at the end of March 2005, versus 75% for March 2004. The average monthly homesite rent as of March 31, 2005 was approximately $414, versus $401from March 2004.

                            TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                          CAPACITY    SITES       RATE        RENT
Ardmor Village               339        251        74%        $499
Camelot Manor                335        204        61%         366
Country Roads                312        177        57%         278
Dutch Hills                  278        205        74%         386
El Adobe                     367        231        63%         437
Paradise Village             614        299        49%         334
Stonegate Manor              308        201        65%         388
Sunshine Village             356        307        86%         535
West Valley                  421        316        75%         499
                           -----      -----        --         ----

TOTAL ON 3/31/05:          3,330      2,191        66%        $414
TOTAL ON 3/31/04:          3,330      2,490        75%        $401

*NOT A WEIGHTED AVERAGE

                                        GROSS REVENUE               NET INCOME
                                   3/31/2005    3/31/2004    3/31/2005      9/30/2004
                                     three months ended         three months ended
Ardmor                            $  386,003   $  365,881   $   161,784    $   203,145
Camelot Manor                        248,202      338,936       101,045        157,015
Country Roads                        206,892      198,947        73,512         69,343
Dutch Hills                          244,890      300,327       124,626        119,234
El Adobe                             366,759      355,023       163,287        174,911
Paradise                             317,096      409,226        94,652        107,229
Stonegate                            257,334      298,770        92,200        128,048
Sunshine                             441,766      457,287       245,038        264,955
West Valley                          559,213      487,127       290,579        271,888
                                  ----------   ----------   -----------    -----------
                                   3,028,155    3,211,524     1,346,723      1,495,768
Partnership Management                 3,885        1,540      (117,471)      (129,095)
Other Expense                             --           --      (142,122)       (88,474)

Interest Expense                          --           --      (434,304)      (446,928)

Depreciation and Amortization             --           --      (472,886)      (454,126)
                                  ----------   ----------   -----------    -----------
                                  $3,032,040   $3,213,064   $   179,940    $   377,145

COMPARISON OF QUARTER ENDED MARCH 31, 2005 TO QUARTER ENDED MARCH 31, 2004

Gross revenues decreased $181,024 to $3,032,040 in 2005, as compared to $3,213,064 in 2004. The decrease was the result of lower occupancy due to weak economic conditions.
(See table on previous page.)

As described in the Statements of Income, total operating expenses increased $16,181, to $2,852,100 in 2005, as compared to $2,835,919 in 2004. The increase is due to higher home sale expense as well as higher property operating cost.

As a result of the aforementioned factors, Net Income decreased to $179,940 for the first quarter of 2005 compared to $377,145 for the first quarter of 2004.

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

Note Payable: At March 31, 2005 the Partnership had a note payable outstanding in the amount of $27,208,465. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY: Genesis Associates Limited Partnership,
                        General Partner

                        BY: Uniprop, Inc.,
                            its Managing General Partner

                            By: /s/ Paul M. Zlotoff
                                ------------------------------------------
                                Paul M. Zlotoff, President

                            By: /s/ Joel Schwartz
                                ------------------------------------------
                                Joel Schwartz, Principal Financial Officer

Dated: May 10, 2005

                                 EXHIBIT INDEX

EX. No.                                    Description

Exhibit 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.