Form 10-Q
period 2005-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2005-08-11
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended June 30, 2005          Commission File No. 0-16701

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

                                      INDEX

                                                                               Page
                                                                               ----
PART I              FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 2005 (Unaudited) and
                  December 31, 2004                                              3

                  Statements of Operations Six month ended June 30, 2005 and
                  2004 Three months ended June 30, 2005
                  and 2004 (Unaudited)                                           4

                  Statement of Partners Equity
                  Six months ended June 30, 2005(Unaudited)                      4

                  Statements of Cash Flows
                  Six month ended June 30, 2005 and 2004 (Unaudited)             5




                  Notes to Financial Statements
                  June 30, 2005 (Unaudited)                                      6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                  7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                  9

  ITEM 4.         CONTROLS AND PROCEDURES                                       10

PART II           OTHER INFORMATION
                  ITEM 6. EXHIBITS                                              11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                            JUNE 30, 2005         DECEMBER 31, 2004
                                                  -------------         -----------------
                                                   (Unaudited)
Properties:
  Land                                             $11,666,645             $11,666,645
  Buildings And Improvements                        52,368,806              52,136,962
  Furniture And Fixtures                               657,334                 651,482
                                                   -----------             -----------
                                                    64,692,785              64,455,089

  Less Accumulated Depreciation                    (30,099,457)            (29,164,191)
                                                   -----------             -----------
                                                    34,593,328              35,290,898

Cash And Cash Equivalents                              799,818               2,017,513
Unamortized Finance Costs                              484,530                 494,988
 Manufactured Homes and Improvements                 1,775,127               1,131,572
Other Assets                                         1,734,058               1,814,430
                                                   -----------             -----------

Total Assets                                       $39,386,861             $40,749,401
                                                   -----------             -----------

LIABILITIES & PARTNERS EQUITY                     JUNE 30, 2005         DECEMBER 31, 2004
                                                  -------------         -----------------
                                                   (UNAUDITED)
 Accounts Payable                                 $     153,311            $   412,513
 Other Liabilities                                      832,507                613,116
 Notes Payable                                       27,084,082             27,340,304
                                                  -------------            -----------

Total Liabilities                                    28,069,900             28,365,933

Partners' Equity:
  General Partner                                       360,006                355,475
   Unit Holders                                      10,956,955             12,027,993
                                                  -------------            -----------

Total Partners' Equity                               11,316,961             12,383,468
                                                  -------------            -----------

Total Liabilities And
  Partners' Equity                                $  39,386,861            $40,749,401
                                                  -------------            -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                   SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30, 2005  JUNE 30, 2004    JUNE 30,2005  JUNE 30, 2004
                                                              -------------  -------------    ------------  -------------
                                                               (unaudited)    (unaudited)      (unaudited)   (unaudited)
Income:
  Rental Income                                                $ 5,090,414    $ 5,652,293       2,522,677      2,819,895
  Other                                                            386,764        383,881         200,627        220,835
   Home Sale Income                                                754,906        411,045         476,740        193,425
                                                               -----------    -----------      ----------    -----------

Total Income                                                   $ 6,232,084    $ 6,447,219       3,200,044      3,234,155
                                                               -----------    -----------      ----------    -----------

Operating Expenses:
  Administrative Expenses
   (Including $271,706, $299,499, $135,005 and $151,004,
     in Property Management Fees Paid to an Affiliate for
     the Six and Three Month Period Ended
     June 30, 2005 and 2004, respectively)                       1,588,073      1,701,371         754,938        816,639
  Property Taxes                                                   549,954        556,835         274,884        278,262
  Utilities                                                        339,417        356,910         170,689        174,037
  Property Operations                                              734,259        754,939         356,780        392,643
  Depreciation And Amortization                                    945,723        909,480         472,837        455,354
  Interest                                                         872,847        893,485         438,543        446,557
  Home Sale Expense                                                748,760        412,650         458,262        186,259
                                                               -----------    -----------      ----------    -----------

Total Operating Expenses                                       $ 5,779,033    $ 5,585,670      $2,926,933    $ 2,749,751
                                                               -----------    -----------      ----------    -----------

Net Income                                                     $   453,051    $   861,549      $  273,111    $   484,404
                                                               -----------    -----------      ----------    -----------

Income Per Unit:                                                      0.13           0.26            0.08           0.15

Distribution Per Unit:                                                0.46           0.46            0.23           0.23

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding
                                                                 3,303,387      3,303,387       3,303,387      3,303,387

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                             General Partner  Unit Holders        Total
                                                             ---------------  ------------     -----------
Balance, January 1, 2005                                       $   355,475    $ 12,027,993     $12,383,468
Distributions                                                            0      (1,519,558)    ($1,519,558)
Net Income                                                           4,531         448,520     $   453,051
                                                               -----------    ------------     -----------
Balance as of June 30, 2005                                    $   360,006    $ 10,956,955     $11,316,961
                                                               -----------    ------------     -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                 June 30, 2005    June 30, 2004
                                                                 -------------    -------------
                                                                  (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                                      $   453,051      $   861,549
                                                                  -----------      -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                        935,265          899,022
  Amortization                                                         10,458           10,458
 Increase in Manufactured Homes and Improvements                     (643,555)        (259,076)
 Decrease In Other Assets                                              80,372           87,554
  Decrease  In Accounts Payable                                      (259,202)        (102,943)
 Increase In Other Liabilities                                        219,391          234,107
                                                                  -----------      -----------

Total Adjustments                                                     342,729          869,122
                                                                  -----------      -----------

    Net Cash Provided By
      Operating Activities                                            795,780        1,730,671
                                                                  -----------      -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                               (237,695)        (200,756)
                                                                  -----------      -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                        (1,519,558)      (1,519,557)
   Payment On Mortgage                                               (256,222)        (235,600)
                                                                  -----------      -----------

Net Cash Used In
  Financing Activities                                             (1,775,780)      (1,755,157)
                                                                  -----------      -----------

Decrease In Cash and Equivalents                                   (1,217,695)        (225,242)
Cash and Equivalents, Beginning                                     2,017,513        2,652,394
                                                                  -----------      -----------

Cash and Equivalents, Ending                                      $   799,818      $ 2,427,152
                                                                  -----------      -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2005 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.

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

Partnership's liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The General Partner has decided to distribute $759,779, or $.23 per unit, to the unit holders for the quarter ended June 30, 2005. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2005, the Partnership's cash balance amounted to $799,818. The level of cash balance maintained is at the discretion of the General Partners.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 64% at the end of June 2005, versus 72% for June 2004. The average monthly homesite rent as of June 30, 2005 was approximately $408, versus $404 in June 2004.

                          TOTAL          OCCUPIED         OCCUPANCY          AVERAGE*
                         CAPACITY         SITES             RATE               RENT
Ardmor Village              339             242               71%              $422
Camelot Manor               335             195               58%               373
Country Roads               312             173               56%               286
Dutch Hills                 278             197               71%               386
El Adobe                    367             230               63%               447
Paradise Village            614             292               48%               343
Stonegate Manor             308             194               63%               382
Sunshine Village            356             297               83%               534
West Valley                 421             314               75%               499
                          -----           -----             ----               ----
TOTAL ON 6/30/05:         3,330           2,134               64%              $408
TOTAL ON 6/30/04:         3,330           2,411               72%              $404

*NOT A WEIGHTED AVERAGE

                                    GROSS REVENUES            NET INCOME             GROSS REVENUES               NET INCOME
                                 6/30/05     6/30/04     6/30/05      6/30/04     6/30/05      6/30/04      6/30/05     6/30/04
                                               three months ended                                six months ended
Ardmor Village                 $   421,073 $   414,656 $  169,841   $  214,757  $   807,076  $  780,537   $  331,625   $  417,902
Camelot Manor                      220,707     272,202     85,822      138,348      468,909     611,138      186,867      295,363
Country Roads                      155,175     207,985     48,850       45,048      362,067     406,932      122,362      114,391
Dutch Hills                        232,731     274,573    111,354      150,106      477,621     574,900      235,980      269,340
El Adobe                           335,271     375,432    162,748      241,227      702,030     730,455      326,035      416,138
Paradise Village                   343,525     368,265    138,562      114,404      660,621     777,491      233,214      221,633
Stonegate Manor                    221,361     294,506     89,126       84,660      478,695     593,276      181,326      212,708
Sunshine Village                   596,705     514,177    303,363      271,819    1,038,471     971,464      548,401      536,774
West Valley                        670,893     510,922    303,213      315,080    1,230,106     998,049      593,792      586,968
                               ----------- ----------- ----------   ----------  -----------  ----------   ----------   ----------
                                 3,197,441   3,232,718  1,412,879    1,575,449    6,225,596   6,444,242    2,759,602    3,071,217

Partnership Management:              2,603       1,437    (97,335)    (102,210)       6,488       2,997     (214,806)    (231,305)

Other expenses:                         --          --   (131,053)     (86,924)          --          --     (273,175)    (175,398)

Interest Expense                        --          --   (438,543)    (446,557)          --          --     (872,847)    (893,485)

Depreciation and Amortization           --          --   (472,837)    (455,354)          --          --     (945,723)    (909,480)
                               ----------- ----------- ----------   ----------  -----------  ----------   ----------   ----------
                               $ 3,200,044 $ 3,234,155 $  273,111   $  484,404  $ 6,232,084  $6,447,219   $  453,051   $  861,549

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30,
2004

Gross revenues for the three months decreased $34,111 to $3,200,044 in 2005, as compared to $3,234,155 in 2004. The decrease was primarily the result of lower occupancy.

As described in the Statements of Operations, Total Operating Expenses for the three months increased by $177,182 from $2,749,751 in 2004 , as compared to $2,926,933 for the same three months in 2005. The increase is due primarily to higher home sale expense.

As a result of the aforementioned factors, Net Income for the three month period decreased to $273,111, compared to $484,404 in 2004.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004

Gross revenues for the six months decreased $215,135 to $6,232,084 in 2005, as compared to $6,447,219 in 2004. The decrease was primarily the result of a decrease in rent income due to lower occupancy.
(See table on previous page.)

As described in the Statements of Operations, Total Operating Expenses for the six months increased to $5,779,033, in 2005, as compared to $5,585,670 for the same six months in 2004. The increase is due primarily to higher home sale expenses.

As a result of the aforementioned factors, Net Income for the six month period of 2005 decreased to $453,051, compared to $861,549 in 2004.

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

Note Payable: At June 30, 2005 the Partnership had a note payable outstanding in the amount of $27,084,082. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

                                  Uniprop Manufactured Housing Communities
                                  Income Fund II, a Michigan Limited Partnership

                               BY: Genesis Associates Limited Partnership,
                                   General Partner

                                   BY: Uniprop, Inc.,
                                       its Managing General Partner

                                           By: /s/ Paul M. Zlotoff
                                               ---------------------------------
                                    Paul M. Zlotoff, Principal Executive Officer

                                           By: /s/ Joel Schwartz
                                               ---------------------------------
                                      Joel Schwartz, Principal Financial Officer

Dated: August 10, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.       EXHIBITS

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