Form 10-Q
period 2005-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2005-11-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

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

                                 (248) 645-9220
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             Balance Sheets
             September 30, 2005 (Unaudited) and December 31, 2004            3

             Statements of Operations
             Nine month ended September 30, 2005 and 2004
             Three months ended September 30, 2005 and 2004 (Unaudited)      4

             Statement of Partners' Equity
             Nine months ended September 30, 2005 (Unaudited)                4

             Statements of Cash Flows
             Nine month ended September 30, 2005 and 2004 (Unaudited)        5

             Notes to Financial Statements
             September 30, 2005 (Unaudited)                                  6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       7-8

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      9

   ITEM 4.   CONTROLS AND PROCEDURES                                         9

PART II OTHER INFORMATION

   ITEM 6.   EXHIBITS                                                       10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                      SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                      ------------------   -----------------
                                          (UNAUDITED)
ASSETS
Properties:
   Land                                  $ 11,666,645        $ 11,666,645
   Buildings And Improvements              52,673,979          52,209,520
   Furniture And Fixtures                     668,106             651,482
                                         ------------        ------------
                                           65,008,730          64,527,647
   Less Accumulated Depreciation          (30,571,637)        (29,164,191)
                                         ------------        ------------
                                           34,437,093          35,363,456
Cash And Cash Equivalents                     518,447           2,017,513
Unamortized Finance Costs                     479,301             494,988
Manufactured Homes and Improvements         1,377,311           1,059,014
Other Assets                                1,780,671           1,814,430
                                         ------------        ------------
Total Assets                             $ 38,592,823        $ 40,749,401
                                         ------------        ------------

                                      SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                      ------------------   -----------------
                                          (UNAUDITED)
LIABILITIES & PARTNERS' EQUITY
Accounts Payable                          $   157,042         $   412,513
Other Liabilities                             807,552             613,116
Notes Payable                              26,957,630          27,340,304
                                          -----------         -----------
Total Liabilities                          27,922,224          28,365,933
Partners' Equity:
   General Partner                            361,136             355,475
   Unit Holders                            10,309,463          12,027,993
                                          -----------         -----------
Total Partners' Equity                     10,670,599          12,383,468
                                          -----------         -----------
Total Liabilities And Partners'
   Equity                                 $38,592,823         $40,749,401
                                          -----------         -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    -----------------------------   -----------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         2005            2004            2005            2004
                                                    -------------   -------------   -------------   -------------
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue
   Rental Income                                      $7,546,310      $8,368,107       2,455,896       2,715,814
   Home Sale Income                                    1,331,718         746,359         576,812         335,314
   Other                                                 568,612         626,072         181,848         242,191
                                                      ----------      ----------      ----------      ----------
Total Revenue                                         $9,446,640      $9,740,538       3,214,556       3,293,319
                                                      ----------      ----------      ----------      ----------

Operating Expenses:
   Administrative Expenses
      (Including $402,538, $446,888, $130,832 and
      $146,939, in Property Management Fees Paid
      to an Affiliate for the Nine and Three
      Month Period Ended September 30, 2005 and
      2004, respectively)                              2,344,123       2,510,318         756,050         808,947
   Property Taxes                                        824,589         834,821         274,635         277,986
   Utilities                                             517,892         553,085         178,475         196,175
   Property Operations                                 1,108,796       1,151,541         374,537         396,602
   Depreciation And Amortization                       1,423,133       1,366,935         477,410         457,455
   Interest                                            1,312,573       1,341,418         439,726         447,933
   Home Sale Expense                                   1,349,461         761,716         600,701         349,066
                                                      ----------      ----------      ----------      ----------
Total Operating Expenses                              $8,880,567      $8,519,834      $3,101,534      $2,934,164
                                                      ----------      ----------      ----------      ----------
Net Income                                            $  566,073      $1,220,704      $  113,022      $  359,155
                                                      ----------      ----------      ----------      ----------
Income Per Unit:                                            0.17            0.37            0.03            0.11
Distribution Per Unit:                                      0.69            0.69            0.23            0.23
Weighted Average Number Of Units Of Beneficial
   Assignment Of Limited Partnership Interest
   Outstanding                                         3,303,387       3,303,387       3,303,387       3,303,387

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                       General
                                                       Partner      Unit Holders       Total
                                                    -------------   -------------   ------------
Balance, January 1, 2005                              $355,475       $12,027,993    $ 12,383,468
Distributions                                                0        (2,278,942)    ($2,278,942)
Net Income                                               5,661           560,412    $    566,073
                                                      --------       -----------    ------------
Balance as of September 30, 2005                      $361,136       $10,309,463    $ 10,670,599
                                                      --------       -----------    ------------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                         -----------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                              2005            2004
                                                         -------------   -------------
                                                          (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:

   Net Income (Loss)                                      $   566,073     $ 1,220,704
                                                          -----------     -----------
Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By Operating Activities:
      Depreciation                                          1,407,446       1,351,248
      Amortization                                             15,687          15,687
      (Increase) Decrease in Manufactured Homes and
         Improvements                                        (318,297)       (196,459)
      Decrease (Increase) In Other Assets                      33,759         121,420
      (Decrease) Increase In Accounts Payable                (255,471)        (67,923)
      Increase (Decrease) In Other Liabilities                194,436         277,224
                                                          -----------     -----------
Total Adjustments                                           1,077,560       1,501,197
                                                          -----------     -----------
      Net Cash Provided (Used) By Operating Activities      1,643,633       2,721,901
                                                          -----------     -----------
Cash Flows (Used) Provided By Investing Activities:
   Capital Expenditures                                      (481,083)       (285,654)
                                                          -----------     -----------
Cash Flows From Financing Activities:
   Distributions To Partners                               (2,278,942)     (2,279,336)
   Payment On Mortgage                                       (382,674)       (353,876)
                                                          -----------     -----------
Net Cash (Used) Provided By Financing Activities           (2,661,616)     (2,633,212)
                                                          -----------     -----------
(Decrease) Increase In Cash and Equivalents                (1,499,066)       (196,965)
Cash and Equivalents, Beginning                             2,017,513       2,652,394
                                                          -----------     -----------
Cash and Equivalents, Ending                              $   518,447     $ 2,455,429
                                                          -----------     -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The General Partner elected to make a total distribution of $759,384, or $.23 per unit, to the unit holders for the quarter ended September 30, 2005. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2005, the Partnership's cash balance amounted to $518,447. The level of cash balance maintained is at the discretion of the General Partners.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 62% at the end of September 2005, versus 70% for September 2004. The average monthly homesite rent as of September 30, 2005 was approximately $410, versus $401 in September 2004.


                      TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                    CAPACITY     SITES       RATE       RENT
                    --------   --------   ---------   --------
Ardmor Village          339        230        68%       $425
Camelot Manor           335        190        57%        375
Country Roads           311        165        53%        286
Dutch Hills             278        184        66%        386
El Adobe                367        228        62%        447
Paradise Village        614        290        47%        343
Stonegate Manor         308        182        59%        379
Sunshine Village        356        287        81%        534
West Valley             421        313        74%        513
                      -----      -----       ---        ----
TOTAL ON 9/30/05:     3,329      2,069        62%       $410
TOTAL ON 9/30/04:     3,329      2,343        70%       $401

*    NOT A WEIGHTED AVERAGE

                                   GROSS REVENUES            NET INCOME            GROSS REVENUES             NET INCOME
                               ----------------------  ----------------------  ----------------------  ------------------------
                                 9/30/05     9/30/04     9/30/05     9/30/04     9/30/05     9/30/04     9/30/05      9/30/04
                               ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                                             three months ended                                nine months ended
Ardmor Village                 $  340,955  $  473,380  $  154,122  $  208,208  $1,148,031  $1,253,917  $   485,747  $   626,110
Camelot Manor                     228,730     254,250      86,425     117,616     697,639     865,388      273,292      412,979
Country Roads                     142,403     179,297      37,865      71,496     504,470     586,229      160,227      185,887
Dutch Hills                       238,654     259,514      79,348     130,969     716,275     834,414      315,328      400,309
El Adobe                          307,863     352,915     161,393     148,324   1,009,893   1,083,370      487,428      564,462
Paradise Village                  435,034     487,858     120,023     123,158   1,095,655   1,265,349      353,237      344,791
Stonegate Manor                   240,625     287,595      92,592     149,814     719,320     880,871      273,918      362,522
Sunshine Village                  660,247     508,717     241,817     267,326   1,698,718   1,480,181      790,218      804,100
West Valley                       618,025     487,820     278,554     270,416   1,848,131   1,485,869      872,346      857,384
                               ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                                3,212,536   3,291,346   1,252,139   1,487,327   9,438,132   9,735,588    4,011,741    4,558,544

Partnership Management:             2,020       1,973     (56,578)    (69,820)      8,508       4,950     (271,384)    (301,125)

Other expenses:                        --          --    (165,403)   (152,964)         --          --     (438,578)    (328,362)

Interest Expense                       --          --    (439,726)   (447,933)         --          --   (1,312,573   (1,341,418)

Depreciation and Amortization          --          --    (477,410)   (457,455)         --          --   (1,423,133)  (1,366,935)
                               ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                               $3,214,556  $3,293,319  $  113,022  $  359,155  $9,446,640  $9,740,538  $   566,073  $ 1,220,704

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Gross revenues for the three months decreased $78,763 to $3,214,556 in 2005, as compared to $3,293,319 in 2004. The decrease was primarily the result of lower occupancy. (See table in previous section)

As described in the Statements of Operations, Total Operating Expenses for the three months increased by $167,370 from $2,934,164 in 2004 , as compared to $3,101,534 for the same three months in 2005. The increase is due primarily to higher home sale expense.

As a result of the aforementioned factors, Net Income for the three month period decreased to $113,022, in 2005, compared to $359,155 in 2004.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Gross revenues for the nine months decreased $293,898 to $9,446,640 in 2005, as compared to $9,740,538 in 2004. The decrease was primarily the result of a decrease in rent income due to lower occupancy.

(See table on previous page.)

As described in the Statements of Operations, Total Operating Expenses for the nine months increased $360,733 to $8,880,567 in 2005, as compared to $8,519,834 for the same nine months in 2004. The increase is due primarily to higher home sale expenses.

As a result of the aforementioned factors, Net Income for the nine month period of 2005 decreased to $566,073 compared to $1,220,704 in 2004.

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

Note Payable: At September 30, 2005 the Partnership had a note payable outstanding in the amount of $26,957,630. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

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

                                        Uniprop Manufactured Housing Communities
                                        Income Fund II, a Michigan Limited
                                        Partnership

                                        BY: Genesis Associates Limited
                                            Partnership,
                                            General Partner

                                        BY: Uniprop, Inc.,
                                            its Managing General Partner


                                        By: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, Principal
                                            Executive Officer


                                        By: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal
                                            Financial Officer

Dated: November 10, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934,
               as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.