Form 10-K
period 2005-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2006-03-30
CIK 805993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005          Commission File No. 0-16701


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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

================================================================================

The estimated aggregate net asset value of the units as of March 1, 2006 held by non-affiliates, as estimated by the General Partner (based on a 2006 appraisal of Partnership properties), was $54,655,646. As of March 1, 2006 the number of units of limited partnership interest of the registrants outstanding was 3,303,387.


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

ITEM 1. BUSINESS

General Development of Business

            Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of nine manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

Financial Information About Industry Segment

            The Partnership's business and only industry segment is the operation of its nine manufactured housing communities. Partnership operations commenced in April 1987 upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

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

            Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,325 housing sites. Camelot Manor competes with approximately eleven communities in the Grand Rapids, Michigan area offering approximately 2,312 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately eleven communities offering approximately 4,039 housing sites. The Tampa, Florida area contains approximately seventeen communities offering approximately 4,680 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 12 other communities in the Lansing, Michigan area offering approximately 3,878 housing sites. In the Las Vegas, Nevada area, West Valley competes with approximately 10 other communities offering approximately 2,428 housing sites and El Adobe competes with 18 other communities offering 5,862 home sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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


ITEM 1A. RISK FACTORS

            FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following risks and uncertainties could cause our business, financial condition or results of operations to be materially adversely affected. In that case, we might not be able to pay distributions on our Units, the net asset values of the Units could decline, and a Unit holder might lose all or a portion of its investment.

1. REAL ESTATE INVESTMENTS. The Partnership's investments are subject to the same risks generally incident to the ownership of real estate including: the uncertainty of cash flow to meet fixed or variable obligations, adverse changes in economic conditions, changes in the investment climate for real estate, adverse changes in local market conditions, changes in interest rates and the availability of mortgage funds or chattel financing, changes in real estate tax rates, governmental rules and regulations, acts of God and the inability to attract or retain residential tenants.

            Residential real estate, including manufactured housing communities, is subject to adverse housing pattern changes and uses, vandalism, rent controls, rising operating costs and adverse changes in local market conditions such as a decrease in demand for residential housing due to a decrease in employment. State governments also often regulate the relationship between manufactured housing community owners and residents.

2.          THE GENERAL PARTNER AND ITS AFFILIATES HAVE CONFLICTS OF INTEREST.
            Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Unit holders, the directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to its owners. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner. Conflicts of interest may arise between the General Partner and its affiliates and the Unit holders. As a result of these conflicts, the General Partner may favor its own interests and the interests of its affiliates over the interests of the Unit holders.

3. RELIANCE ON GENERAL PARTNER'S DIRECTION AND MANAGEMENT OF THE PROPERTIES. The success of the Partnership will, to a large extent, depend on the quality of the management of the Properties by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the Properties. To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership's financial results and operations may be adversely affected.

4. FEDERAL INCOME TAX RISKS. Federal income tax considerations will affect materially the economic consequences of an investment in the Properties. The tax consequences of the Partnership's activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership's financial results and its ability to make distributions to the Unit holders. Additionally, the tax benefits enjoyed by the Unit holders may be reduced or eliminated.

5. LIMITED LIQUIDITY OF THE UNITS. The transfer of Units is subject to certain limitations. The public market for such Units is limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

6. COMPETITION. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. Finally, the popularity and affordability of site built homes has also increased in recent years while the availability of chattel financing has decreased. These trends have resulted in increased competition for tenants to occupy the Partnership properties.

7. MANAGEMENT AND CONTROL OF PARTNERSHIP AFFAIRS. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. The Unit Holders do not have the right to participate in the management of the Partnership or its operations. However, the vote of Unit Holders holding more than 50% of the outstanding interests is required to:
            (a) amend the Partnership Agreement; (b) approve or disprove the sale in one, or a series of, transactions of all or substantially all of the assets of the Partnership; (c) dissolve the Partnership; (d) remove the General Partner; or (e) approve certain actions by the General Partner that the Consultant recommends against.

8. UNINSURED LOSSES. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership's ability to make distributions would be adversely affected.

9. ENVIRONMENTAL MATTERS. Because the Partnership deals with real estate, it is subject to various federal, state and local environmental laws, rules and regulations. Changes in such laws, rules and regulations may cause the Partnership to incur increased costs of compliance which may have a material adverse effect on the operations of the Partnership and its ability to make distributions to Unit holders.

10. NO GUARANTEE OF DISTRIBUTIONS. The General Partner may withhold cash for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership's business. A Unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit holder's share of the Partnership's taxable income, whether or not cash distributions are made by the Partnership. A Unit holder may not receive cash distributions from the Partnership equal to the holder's share of taxable income or even equal to the tax liability that results from the Unit holder's share of the Partnership's taxable income.

11. THE PARTNERSHIP MAY NOT BE ABLE TO GENERATE SUFFICIENT WORKING CAPITAL TO FUND ITS OPERATIONS. There can be no assurance that the Partnership will generate sufficient working capital from operations to operate the business or to fund distributions. Further, there can be no assurance that the Partnership will be able to borrow additional funds on terms favorable to the Partnership, if at all, to meet unanticipated working capital needs or to make distributions to the Unit holders.


ITEM 1B. UNRESOLVED STAFF COMMENTS

            None.

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

PROPERTY NAME                                               NUMBER
AND LOCATION             YEAR CONSTRUCTED      ACREAGE     OF SITES
-------------------------------------------------------------------
Ardmor Village
Cedar Avenue S.
Lakeville, MN                  1974              74          339
-------------------------------------------------------------------
Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI               1973              57          335
-------------------------------------------------------------------
Country Roads
Townsend Road
Jacksonville, FL               1967              37          311
-------------------------------------------------------------------
Dutch Hills
Upton Road
E. Lansing, MI                 1975             42.8         278
-------------------------------------------------------------------
El Adobe
N. Lamb Blvd.
Las Vegas, NV                  1975              36          367
-------------------------------------------------------------------
Paradise Village
Paradise Drive
Tampa, FL                      1971              91          614
-------------------------------------------------------------------
Stonegate Manor
Eaton Rapids Drive
Lansing, MI                    1968             43.6         308
-------------------------------------------------------------------
Sunshine Village
Southwest 5th St.
Davie, FL                      1972              45          356
-------------------------------------------------------------------
West Valley
W. Tropicana Ave
Las Vegas, NV                  1972              53          421
-------------------------------------------------------------------


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding interests. No matters were submitted to the Unit Holders for a vote during 2005.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop. During the last twelve months, less than five percent (5.0%) of the Units have been transferred, including transfers due to death or intra-family transfers. The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

            The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2006, the Properties were appraised at an aggregate fair market value of $84,000,000. Assuming a sale of the nine properties in March 2006, at the appraised value, less payment of selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $54,655,646 or $16.55 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2005, the Partnership had 3,881 Unit Holders.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                                Distribution per
                            Limited Partnership Unit
                            -------------------------
Quarter Ended

March 31, 2005                       $0.23
June 30, 2005                        $0.23
September 30, 2005                   $0.23
December 31, 2005                    $0.12
March 31, 2004                       $0.23
June 30, 2004                        $0.23
September 30, 2004                   $0.23
December 31, 2004                    $0.23

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

The Partnership has no equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA

            The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2005, 2004, 2003, 2002 and 2001:

                                   FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                      ENDED             ENDED             ENDED             ENDED             ENDED
                                     DECEMBER          DECEMBER          DECEMBER          DECEMBER          DECEMBER
                                     31, 2005          31, 2004          31, 2003          31, 2002          31, 2001
                                   ------------      ------------      ------------      ------------      ------------
Total Assets                       $ 37,788,488      $ 40,749,401      $ 42,826,320      $ 44,130,856      $ 45,616,944
                                   ============      ============      ============      ============      ============

Note Payable                       $ 26,824,354      $ 27,340,304      $ 27,819,236      $ 28,723,124      $ 28,817,758
                                   ============      ============      ============      ============      ============

Revenue                              12,842,270        12,979,388        14,402,693        13,741,599        14,530,327
Operating Expenses                  (12,320,039)      (11,604,261)      (12,290,990)      (11,623,613)      (12,419,504)
                                   ------------      ------------      ------------      ------------      ------------

Total Net Income                   $    522,231      $  1,375,127      $  2,111,703      $  2,117,986      $  2,110,823
                                   ============      ============      ============      ============      ============

Distributions to Unit Holders,
per Unit:                          $        .81      $        .92      $        .92      $        .90      $        .82

Income per Unit:                   $        .16      $        .42      $        .64      $        .63      $        .63

Weighted average
Number of Units
Outstanding:                          3,303,387         3,303,387         3,303,387         3,303,387         3,303,387

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

            Future maturities on the note payable for the next five years are as follows: 2006 - $540,000; 2007 - $587,000; 2008 - $622,000; 2009 - $660,000, and
2010 - $712,000.

             The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

            The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations in order to build capital reserves. As of December 31, 2005, the Partnership had $266,128 in cash balances.

            The Partnership established a renewable line of credit of $1,500,000 with National City Bank that expires in October, 2006. The interest rate floats 180 basis points above the one month LIBOR rate. As of December 31, 2005, there was no outstanding balance. The primary purpose of the line of credit is to meet any short-term or seasonal cash flow needs. The Partnership plans to renew the line of credit at the expiration.

            In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

            For the year ended December 31, 2005, the Partnership made distributions to the Unit Holders of $2,675,743, which is equal, on an annualized basis, to a 4.73% return on their adjusted capital contributions ($.81 per $17.11 Unit). Distributions paid to Unit Holders in 2004 totaled $3,039,115, and $3,039,116 was paid in 2003.

            The distributions paid in 2005 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,976,000. As described in Note 8 to the Partnership's financial statements, the cumulative preferred return deficit through December 2005 was approximately $35,831,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2005, the unpaid amount to be distributed to the General Partner was approximately $10,250,000.

Revenue and Net Income

            For the years ended December 31, 2005, 2004 and 2003, net income was $522,231, $1,375,127 and $2,111,703 and gross revenue was $12,842,270,
$12,979,388 and $14,402,693, respectively.

            The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing and to the ease at which site-built homes can be acquired and financed.

Partnership Management

            Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $120,077, $116,571, and $113,501, in 2005, 2004 and 2003
respectively, to perform partnership management and investor relation services for the Partnership.


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

            Real estate assets are stated at cost less accumulated depreciation. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of thirty years.

            In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

            The following table outlines our contractual obligations (in thousands) as of December 31, 2005.

                          Total             Yr1             2-3 Yrs           4-5 Yrs        Over 5 Yrs
-------------------------------------------------------------------------------------------------------
Mortgages payable        $26,824           $540              $1,209             $1,372          $23,703
-------------------------------------------------------------------------------------------------------

The future payments listed above for long-term debt repayments exclude interest payments.

Property Operations

            Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 64% for the year ended December 31, 2005, as compared to 68% for the fiscal year December 31, 2004, and 76% for the fiscal year ended December 31, 2003. The average monthly rent (not weighted average) was approximately $399 per home site for the year ended December 31, 2005, as compared to $402 for the year ended December 31, 2004 and $397 for the year ended December 31, 2003. The decline in occupancy is due primarily to an increase in foreclosures on homes financed by third-party lenders. The rate of new foreclosures has slowed but continues.

                      TOTAL
                      SITES          OCCUPIED SITES                OCCUPANCY RATE                  AVERAGE RENT
                      -----    -------------------------     ----------------------------   ---------------------------

                                2005      2004      2003      2005       2004       2003     2005      2004      2003
                               -----     -----     -----     -----      -----       ----    ------    ------    -------
Ardmor Village         339       227       265       301        67%        78%        89%   $   429   $   414   $   394
Camelot Manor          335       175       216       257        52%        65%        77%       378       366       372
Country Roads          311       161       182       227        52%        59%        73%       286       278       272
Dutch Hills            278       182       213       248        66%        77%        89%       386       386       371
El Adobe               367       224       235       266        61%        64%        72%       447       437       450
Paradise Village       614       286       308       356        47%        50%        58%       343       340       335
Stonegate Manor        308       176       206       233        57%        67%        76%       372       385       374
Sunshine Village       356       355       311       322       100%        87%        90%       534       512       494
West Valley            421       313       317       334        74%        75%        79%       413       499       512
                     -----     -----     -----     -----     -----      -----       ----    -------   -------   -------
Overall              3,329     2,099     2,253     2,544        64%        68%        76%   $   399   $   402   $   397
                     =====     =====     =====     =====     =====      =====       ====    =======   =======   =======


            The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2005, 2004, 2003 twelve month period.

                                                                                              NET OPERATING INCOME
                                                  GROSS REVENUE                                  AND NET INCOME
                                ------------------------------------------------  ------------------------------------------------
                                     2005             2004             2003            2005            2004              2003
                                --------------   --------------   --------------  --------------  --------------    --------------
Ardmor Village                  $    1,477,396   $    1,591,966   $    2,048,194  $      600,601  $      815,426    $      801,896
Camelot Manor                          968,492        1,137,522        1,384,266         320,186         517,127           527,365
Country Roads                          730,116          811,738          878,556         194,688         267,828           307,423
Dutch Hills                            972,186        1,124,377        1,219,250         360,577         514,329           593,790
El Adobe                             1,331,273        1,374,120        1,542,349         639,801         666,732           786,259
Paradise Village                     1,516,067        1,698,099        1,825,944         419,436         477,613           450,805
Stonegate Manor                        952,569        1,173,422        1,196,556         293,779         439,779           461,438
Sunshine Village                     2,441,728        2,104,982        2,086,697       1,079,952       1,074,067         1,101,982
West Valley                          2,442,362        1,955,140        2,206,617       1,182,155       1,115,613         1,331,024
                                --------------   --------------   --------------  --------------  --------------    --------------
                                    12,832,189       12,971,366       14,388,429       5,091,175       5,888,514         6,361,982
Partnership Mgmt.               $       10,081   $        8,022   $       14,264        (343,196)       (380,865)         (303,092)

Other
Expenses                                                                                (580,075)       (522,779)         (333,947)

Interest Expense                                                                      (1,769,583)     (1,806,738)       (1,831,875)

Depreciation and Amortization                                                         (1,876,090)     (1,803,005)       (1,781,365)
                                                                                  --------------  --------------    --------------

TOTAL:                          $   12,842,270   $   12,979,388   $   14,402,693  $      522,231  $    1,375,127    $    2,111,703
                                ==============   ==============   ==============  ==============  ==============    ==============

            Net Operating Income ("NOI") is a non-GAAP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership's management as an indication of the Partnership's ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

            Total revenues decreased $137,118 to $12,842,270 in 2005, compared to $12,979,388 in 2004. The decrease is primarily the result of a decrease in occupancy, offset by an increase in home sale revenue. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. Rental Revenue decreased $873,973 due to lower occupancy.

            The Partnership's operating expenses increased $715,778, to $12,320,039 in 2005, compared to $11,604,261 in 2004. Home sale expense increased due to the increased volume of home sales and write down of selected inventory to current market values.

            As a result of the aforementioned factors, net income decreased $852,896 from $1,375,127 in 2004 to $522,231 in 2005.

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

            As a result of the aforementioned factors, net income decreased $736,576 from $2,111,703 in 2003 to $1,375,127 in 2004.

IMPORTANT DISCLOSURES

            The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

            During 2005, industry conditions remained depressed due to the lack of available retail financing. Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2005. The number of foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced purchase of new homes for the industry as a whole.


            The surplus of pre-owned homes available in the market has presented an opportunity for the Partnership to purchase homes at low prices. On a limited basis, these homes have been purchased by the Partnership and reviewed on a case by case basis for retail sale. The maximum term of the typical retail contract provided by the Partnership is twelve years, significantly less than is generally available from retail lenders. This shorter amortization period allows for a faster return of principal for the Partnership and reduces the risk of loss through repossession. The total amount of retail loans at this time is not material relative to the total assets and revenues of the Partnership. The General Partner believes that its retail sales and finance activity can help increase occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans are not significant. However the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.


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

            Note Payable: At December 31, 2005 the Partnership had a note payable outstanding in the amount of $26,824,354. Interest on this note is at a fixed rate of 6.37% through March 2009.

            Line of Credit: At December 31, 2005, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of December 31, 2005.

            The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following Partnership financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, and supplementary data are filed with this Report:

                        (i) Report of Independent Registered Public Accounting Firm

                        (ii)        Balance Sheets as of December 31, 2005 and
                                    2004

                        (iii) Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003

                        (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2005, 2004 and 2003

                        (v) Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership's most recent two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

            The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a - 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the evaluation date), the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities Exchange Act of 1934 ("the Exchange Act")). Based on this evaluation, the Principal

Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

            There was no change in the Partnership's internal control over financial reporting during its most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Partnership, as an entity, does not have any officers or directors. The General Partner, Genesis Associates Limited Partnership is a Michigan limited partnership, which Uniprop, Inc. is the General Partner.

            Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

            Paul M. Zlotoff, 56, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also the sole owner of GP P.I. Associates Corp, the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

            Joel Schwartz CPA, 44, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to.1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

            Roger Zlotoff, 45, is Vice President and became Chief Operating Officer of Uniprop, Inc. in 2004. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

            The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,976,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2005, approximately $372,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2005 was $10,025,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $35,831,000, as of December 31, 2005, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

            The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2005. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

            Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $537,856. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

            Certain employees of affiliates of the General Partner were paid an aggregate of $120,077 during 2005 to perform partnership management, and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $106,702 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2005. The Partnership also retained BDO Seidman, LLP to provide other services in 2005.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                                  2005                 2004
                                -------              -------
(1)  Audit Fees                 $35,400              $34,000
(2)  Audit-Related Fees         $     0              $     0
(3)  Tax Fees                   $14,300              $14,300
(4)  All Other Fees             $     0              $     0
(5)  Total                      $49,700              $48,300


AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman in 2005 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            (a)         Financial Statements

            (1) The following financial statements and related documents are filed with this report:

                        (i) Report of Independent Registered Public Accounting Firm

                        (ii)        Balance Sheets as of December 31, 2005 and
                                    2004

                        (iii) Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003

                        (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2005, 2004 and 2003

                        (v) Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003

            (2) The following financial statement schedule is filed with this report:

                                    Schedule III - Real Estate and Accumulated
                                    Depreciation for the fiscal years ended
                                    December 31, 2005, 2004 and 2003

            (3)         Exhibits

            The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

            3(a)        Certificate of Limited Partnership for the Partnership

            3(b) Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

            4(a) First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

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

            The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

            10(f) Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

            The following exhibits are attached to this Report:

            10(g) Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

            10(h) Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005

            28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2005 and 2004, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO Seidman, LLP


Troy, Michigan
March 15, 2006

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


December 31,                                            2005                2004
--------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT
  Buildings and improvements                 $    52,591,224     $    52,109,160
  Land                                            11,666,645          11,666,645
  Furniture and equipment                            668,106             651,482
--------------------------------------------------------------------------------

                                                  64,925,975          64,427,287
  Less accumulated depreciation                   31,040,281          29,164,191
--------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                        33,885,694          35,263,096

Cash                                                 266,128           2,017,513
Manufactured homes and improvements                1,121,118           1,159,374
Unamortized financing costs                          474,072             494,988
Other assets                                       2,041,476           1,814,430
--------------------------------------------------------------------------------

                                             $    37,788,488     $    40,749,401
================================================================================

LIABILITIES AND PARTNERS' EQUITY

Note payable                                 $    26,824,354     $    27,340,304
Accounts payable                                     175,004             412,513
Other liabilities                                    559,174             613,116
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                 27,558,532          28,365,933
--------------------------------------------------------------------------------

PARTNERS' EQUITY
  Unit holders                                     9,869,259          12,027,993
  General partner                                    360,697             355,475
--------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                            10,229,956          12,383,468
--------------------------------------------------------------------------------

                                             $    37,788,488     $    40,749,401
================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF OPERATIONS


Year Ended December 31,                                        2005             2004             2003
-----------------------------------------------------------------------------------------------------
REVENUE
  Rental                                                $10,095,859     $ 10,969,832     $ 11,680,032
  Home sale income                                        1,990,214        1,195,191        2,060,894
  Other                                                     756,197          814,365          661,767
-----------------------------------------------------------------------------------------------------
                                                         12,842,270       12,979,388       14,402,693
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Administrative                                          3,117,632        3,413,401        3,274,642
  Property taxes                                          1,132,287        1,071,516        1,097,809
  Utilities                                                 699,413          730,202          826,225
  Property operations                                     1,528,526        1,573,191        1,540,609
  Depreciation                                            1,876,090        1,803,005        1,781,365
  Interest                                                1,769,583        1,806,738        1,831,875
  Home sale expense                                       2,196,508        1,206,208        1,938,465
-----------------------------------------------------------------------------------------------------

                                                         12,320,039       11,604,261       12,290,990
-----------------------------------------------------------------------------------------------------

NET INCOME                                             $    522,231     $  1,375,127     $  2,111,703
=====================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT                    $        .16     $        .42     $        .64
=====================================================================================================

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT             $        .81     $        .92     $        .92
=====================================================================================================

NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING           3,303,387        3,303,387        3,303,387
=====================================================================================================

NET INCOME ALLOCABLE TO GENERAL PARTNER                $      5,222     $     13,751     $     21,117
=====================================================================================================

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER             $         --     $         --     $         --
=====================================================================================================

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                      General
                                      Partner     Unit Holders            TOTAL
--------------------------------------------------------------------------------

BALANCE, January 1, 2003          $   320,607     $ 14,654,262     $ 14,974,869

Distributions to unit holders              --       (3,039,116)      (3,039,116)

Net income for the year                21,117        2,090,586        2,111,703
--------------------------------------------------------------------------------

BALANCE, December 31, 2003            341,724       13,705,732       14,047,456

Distributions to unit holders              --       (3,039,115)      (3,039,115)

Net income for the year                13,751        1,361,376        1,375,127
--------------------------------------------------------------------------------

BALANCE December 31, 2004             355,475       12,027,993       12,383,468

Distributions to unit holders              --       (2,675,743)      (2,675,743)

Net income for the year                 5,222          517,009          522,231
--------------------------------------------------------------------------------

BALANCE, December 31, 2005        $   360,697     $  9,869,259     $ 10,229,956
================================================================================


                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLAWS


Year Ended December 31,                                        2005             2004               2003
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $    522,231      $  1,375,127      $  2,111,703
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation                                         1,876,090         1,803,005         1,781,365
        Amortization                                            20,916            20,916            20,916
        Gain on sale of property and equipment                      --                --            (8,846)
        Decrease (increase) in manufactured homes and
          improvements                                          38,256          (161,586)         (100,484)
        (Increase) decrease in other assets                   (227,046)           88,743          (395,126)
        (Decrease) increase in accounts payable               (237,509)          155,304            78,881
        Decrease in other liabilities                          (53,942)          (89,303)           (2,116)
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,938,996         3,192,206         3,486,293
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                        (498,688)         (309,040)         (467,775)
    Proceeds from sale of property and equipment                    --                --             8,846
----------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (498,688)         (309,040)         (458,929)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to unit holders                           (2,675,743)       (3,039,115)       (3,039,116)
    Repayments of notes payable                               (515,950)         (478,932)         (453,888)
----------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                       (3,191,693)       (3,518,047)       (3,493,004)
----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                        (1,751,385)         (634,881)         (465,640)

CASH, at beginning of year                                   2,017,513         2,652,394         3,118,034
----------------------------------------------------------------------------------------------------------

Cash, at end of year                                      $    266,128      $  2,017,513      $  2,652,394
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

                                FAIR VALUES OF FINANCIAL INSTRUMENTS

                                The carrying amounts of cash and notes payable approximate their fair-values.

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

                                Accumulated depreciation for tax purposes was $28,530,687 and $26,805,335 as of December 31,
                                2005 and 2004, respectively.

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

2.  OTHER ASSETS                At December 31, 2005 and 2004, "Other Assets"
                                included cash of approximately $248,000 and $291,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership's note payable agreement. The cash is restricted from operating use.

                                At December 31, 2005 and 2004, "Other assets" also included cash of approximately $263,000 in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use.

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

                                Future maturities on the note payable for the next five years are as follows: 2006 - $540,000; 2007 - $587,000; 2008 - $622,000; 2009 -
                                $660,000; and 2010 - $712,000.

4.  LINE-OF-CREDIT              The Partnership has a $1,500,000 renewable line
                                of credit with a bank that expires in October
                                2006. Interest on outstanding balances is charged at 1.80% in excess of the one month
                                LIBOR rate. There was no outstanding balance at December 31, 2005.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS






5.  OTHER LIABILITIES           Other liabilities consisted of:

December 31,                                            2005                2004
--------------------------------------------------------------------------------
Tenants' security deposits                   $       429,717     $       478,549
Accrued interest                                      99,675             101,592
Other                                                 29,782              32,975
--------------------------------------------------------------------------------
TOTAL                                        $       559,174     $       613,116
================================================================================


6.  RELATED PARTY               MANAGEMENT AGREEMENT
    TRANSACTIONS
                                The Partnership has an agreement with an affiliate of the general partner to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

                                FEES AND EXPENSES

                                During the years ended December 31, 2005, 2004 and 2003, the affiliate earned property management fees of $537,856, $584,865, and $613,980, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of operations. The Partnership was owed $5,744 and $15,134 by the affiliate at December 31, 2005 and 2004, respectively.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


7.  RECONCILIATION OF
    FINANCIAL STATEMENT
    INCOME AND TAXABLE
    INCOME

Year Ended December 31,                                         2005               2004              2003
------------------------------------------------------------------------------------------------------------
Income per the financial statements                         $    522,231      $  1,375,127      $  2,111,703

Adjustments to depreciation for difference in methods            210,670            19,982          (106,175)

Adjustments for prepaid rent, meals and entertainment             (3,025)          (26,521)            7,881
------------------------------------------------------------------------------------------------------------

Income Per the Partnership's Tax Return                     $    729,876      $  1,368,588      $  2,013,409
============================================================================================================

8.  PARTNERS' CAPITAL           Subject to the orders of priority under certain
                                specified conditions more fully described in the Agreement of Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                                Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $2,976,000 and $2,613,000 in 2005 and 2004, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $35,831,000 has been distributed to the unit holders.

                                At December 31, 2005, the general partner's cumulative incentive management interest to be distributed was approximately $10,250,000 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2005.

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

9.  SUPPLEMENTAL CASH FLOW      Interest paid during 2005, 2004 and 2003 was
    INFORMATION                 approximately $1,751,000, $1,788,000, and
                                $1,813,000, respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS





10.  INTERIM RESULTS            The following summary represents the unaudited
     (UNAUDITED)                results of operations of the Partnership,
                                expressed in thousands except per unit amounts, for the periods from January 1, 2004 through December 31, 2005:


                                                                              Three Months Ended
------------------------------------------------------------------------------------------------------------------------------
2005                                                  March 31,            June 30,        September 30,       December 31,
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                          $         3,032     $         3,200     $         3,215     $         3,395
==============================================================================================================================

NET INCOME (LOSS)                                 $           180     $           273     $           113     $           (44)

==============================================================================================================================

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $           .06     $           .08     $           .03     $          (.01)
==============================================================================================================================


                                                                              Three Months Ended
------------------------------------------------------------------------------------------------------------------------------
2004                                                  March 31,            June 30,        September 30,       December 31,
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                          $         3,213     $         3,234     $         3,293     $         3,239
==============================================================================================================================

NET INCOME                                        $           377     $           484     $           359     $           155
==============================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT               $           .11     $           .15     $           .11     $           .05
==============================================================================================================================


11.  MATERIAL FOURTH            During 2005, the Partnership made an adjustment
     QUARTER                    to write down to fair value of manufactured
     ADJUSTMENT                 homes totaling approximately $137,000 due to
                                changing market conditions. The Partnership considered this adjustment to be material to the fourth quarter results.

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2005


    Column A          Column B             Column C                   Column D                          Column E
-------------------  -----------  --------------------------  ------------------------  ---------------------------------------
                                                                                 Costs
                                                                           Capitalized
                                                                         Subsequent to           Gross Amount at Which Carried
                                        Initial Cost                       Acquisition                at Close of Period
                                  --------------------------  ------------------------  ----------------------------------------
                                               Buildings and             Buildings and               Buildings and
Description          Encumbrance         Land   Improvements       Land   Improvements         Land   Improvements          Total
---------------------------------------------------------------------------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)     $ 2,463,412  $ 1,063,253  $   4,253,011  $   4,120  $   1,194,566  $ 1,067,373  $   5,447,577  $   6,514,950
Sunshine Village
 (Davie, FL)           3,857,916    1,215,862      4,875,878         --        322,451    1,215,862      5,198,329      6,414,191
Camelot Manor
 (Grand Rapids, MI)    3,115,428      918,949      3,681,051         --      1,110,329      918,949      4,791,380      5,710,329
Country Roads
 (Jacksonville, FL)           --      636,550      2,546,200     38,106        835,247      674,656      3,381,447      4,056,103
Paradise Village
 (Tampa, FL)                  --    1,760,000      7,040,000    279,053      1,463,514    2,039,053      8,503,514     10,542,567
Dutch Hills
 (Haslett, MI)         2,320,145      839,693      3,358,771     41,526        795,856      881,219      4,154,627      5,035,846
Stonegate Manor
 (Lansing, MI)         2,711,332      930,307      3,721,229     40,552        921,050      970,859      4,642,279      5,613,138
El Adobe
 (Las Vegas, NV)       4,973,024    1,480,000      5,920,000     39,964        426,154    1,519,964      6,346,154      7,866,118
West Valley
(Las Vegas NV)         7,383,097    2,289,700      9,158,800     89,010        967,117    2,378,710     10,125,917     12,504,627
---------------------------------------------------------------------------------------------------------------------------------
                     $26,824,354  $11,134,314  $  44,554,940  $ 532,331  $   8,036,284  $11,666,645  $  52,591,224  $  64,257,869
=================================================================================================================================



    Column A           Column F     Column G      Column H
-------------------  -------------  --------  ---------------


                                                Life on Which
                                              Depreciation in
                                                Latest Income
                      Accumulated       Date     Statement is
Description           Depreciation  Acquired         Computed
-------------------------------------------------------------
Ardmor Village
 (Lakeville, MN)      $  3,107,762    1987           30 years
Sunshine Village
 (Davie, FL)             3,163,611    1987           30 years
Camelot Manor
 (Grand Rapids, MI)      2,664,283    1987           30 years
Country Roads
 (Jacksonville, FL)      1,998,384    1987           30 years
Paradise Village
 (Tampa, FL)             5,094,489    1987           30 years
Dutch Hills
 (Haslett, MI)           2,318,542    1987           30 years
Stonegate Manor
 (Lansing, MI)           2,513,428    1987           30 years
El Adobe
 (Las Vegas, NV)         3,775,585    1988           30 years
West Valley
(Las Vegas NV)           5,859,922    1988           30 years
-------------------------------------------------------------
                      $ 30,496,006
=============================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                                DECEMBER 31,2005


1.  RECONCILIATION OF LAND      The following table reconciles the land from
                                January 1, 2003 to December 31, 2005:

                                            2005            2004            2003
--------------------------------------------------------------------------------
BALANCE, at January 1                $11,666,645     $11,666,645     $11,647,745

Additions to land                             --              --          18,900
Cost of land sold                             --              --
--------------------------------------------------------------------------------

BALANCE, at December 31              $11,666,645     $11,666,645     $11,666,645
================================================================================


2.  RECONCILIATION OF           The following table reconciles the buildings and
    BUILDINGS AND               improvements from January 1, 2003 to December
    IMPROVEMENTS                31, 2005:

                                            2005            2004            2003
--------------------------------------------------------------------------------
BALANCE, at January 1                $52,109,160     $51,823,345     $51,424,955

Additions to buildings and
  improvements                           482,064         285,815         398,390
Cost of assets sold
--------------------------------------------------------------------------------

BALANCE, at December 31              $52,591,224     $52,109,160     $51,823,345
================================================================================


3.  RECONCILIATION OF           The following table reconciles the accumulated
    ACCUMULATED DEPRECIATION    depreciation from January 1, 2003 to December
                                31, 2005:


                                            2005            2004            2003
--------------------------------------------------------------------------------
BALANCE, at January 1                $28,663,373     $26,908,653     $25,177,324

Current year depreciation expense      1,832,633       1,754,720       1,731,329
Accumulated depreciation on
   assets sold                                --              --              --
--------------------------------------------------------------------------------

BALANCE, at December 31              $30,496,006     $28,663,373     $26,908,653
================================================================================

4.  TAX BASIS OF BUILDINGS      The aggregate cost of buildings and improvements
    AND IMPROVEMENTS            for federal income tax  purposes is equal to the
                                cost basis used for financial statements purposes.

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

                       Uniprop Manufactured Housing Communities
                       Income Fund II, a Michigan Limited Partnership

                       BY:    Genesis Associates Limited Partnership,
                              General Partner

                              BY:     Uniprop, Inc., Managing General Partner


                                      By: /s/ Paul M Zlotoff
                                          Paul M. Zlotoff, Chairman


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 24, 2006


By: /s/ Joel Schwartz             By: /s/ Paul M Zlotoff
    ----------------------------      ------------------------------------------
    Joel Schwartz                     Paul M. Zlotoff, Chairman of Uniprop, Inc.
    Principal Financial Officer       (Principal Executive Officer)
    (Chief Financial Officer of
    Uniprop, Inc.)

By: /s/ Susann Szepytowski
    ----------------------------
    Susann Szepytowski
    Principal Accounting Officer
    (Controller of Uniprop, Inc.)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION             METHOD OF FILING                          PAGE
-------   ----------------------  ----------------------------------------  ----
3(a)      Certificate of Limited  Incorporated by reference to the S-11
          Partnership for the     Registration Statement of the
          Partnership             Partnership filed November 12, 1986,
                                  as amended on December 22, 1986 and
                                  January 16, 1987 (the "Registration
                                  Statement").

3(b)      Uniprop Manufactured    Incorporated by reference to the
          Housing Communities     Registration Statement.
          Income Fund II
          Agreement of Limited
          Partnership

4(a)      First Amendment to      Incorporated by reference to the
          Uniprop Manufactured    Registration Statement.
          Housing Communities
          Income Fund II
          Agreement of Limited
          Partnership
          (April 1, 1987)

4(b)      Form of Beneficial      Incorporated by reference to Form 10-K
          Assignment              for fiscal year ended December 31,
          Certificate (BAC)       1997.
          for the Partnership
          (originally filed
          with Form 10-K for
          the fiscal year
          ended December 31,
          1987)

10(a)     Form of Management      Incorporated by reference to the
          Agreement between       Registration Statement.
          the Partnership and
          Uniprop AM, LLC

10(b)     Form of Consulting      Incorporated by reference to the
          Agreement among the     Registration Statement.
          Partnership, the
          General Partner and
          Consultant

10(c)     Contingent Purchase     Incorporated by reference to Form
          Price Agreement with    10-K for fiscal year ended December
          Sunrise Broward         31, 1997.
          Associates, Ltd.
          (originally filed
          with Form 10-K for
          the fiscal year ended
          December 31, 1987)

10(d)     Contingent Purchase     Incorporated by reference to Form 10-K
          Price Agreement with    for fiscal year ended December 31, 1997.
          Ardmor Associates
          Limited Partnership
          (originally filed with
          Form 10-K for the
          fiscal year ended
          December 31, 1987)

10(e)     Incentive Acquisition   Incorporated by reference to Form 10-K
          Fee Agreement between   for fiscal year ended December 31, 1997.
          the Partnership and
          Uniprop, Inc.
          (originally filed with
          Form 10-K for the
          fiscal year ended
          December 31, 1987)

10(f)     Mortgage Notes, made    Incorporated by reference to the Form
          on August 20, 1998      8-K filed on September 8, 1998.
          between Uniprop
          Manufactured Home
          Communities Income
          Fund II and GMAC CMC

10(g)     Second Amended and      Filed herewith
          Restated Consulting
          Agreement among the
          Partnership, the
          General Partner and
          Consultant January
          9, 2005

10(h)     Line of Credit Loan     Filed herewith
          Agreement between
          the Partnership and
          National City Bank
          October 19, 2005

28        Letter summary of the   Filed herewith.
          estimated fair market
          values of the
          Partnership's nine
          manufactured housing
          communities, as of
          March 1, 2006.

31.1      Certificate of          Filed herewith.
          Principal Executive
          Officer pursuant to
          Section 302 of the
          Sarbanes-Oxley Act
          of 2002

31.2      Certificate of          Filed herewith.
          Principal Financial
          Officer pursuant to
          Section 302 of the
          Sarbanes-Oxley Act
          of 2002

*32.1     Certification           Filed herewith.
          Pursuant to Section
          906 of the
          Sarbanes-Oxley Act
          of 2002

*32.2     Certification           Filed herewith.
          Pursuant to Section
          906 of the
          Sarbanes-Oxley Act
          of 2002


* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.