Form 10-Q
period 2006-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2006-05-12
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006                 Commission File No. 0-16701

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

              Balance Sheets March 31, 2006 (Unaudited) and
              December 31, 2005                                               3

              Statements of Operations Three months ended March 31, 2006
              and 2005 (Unaudited)                                            4

              Statement of Partners Equity Three months ended
              March 31, 2006 (Unaudited)                                      4

              Statements of Cash Flows Three months ended March 31, 2006
              and 2005 (Unaudited)                                            5

              Notes to Financial Statements March 31, 2006 (Unaudited)        6

   ITEM 1A.   RISK FACTORS                                                    6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       8

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     11

   ITEM 4.    CONTROLS AND PROCEDURES                                        11

PART II  OTHER INFORMATION

   ITEM 6.    EXHIBITS                                                       11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                   MARCH 31, 2006   DECEMBER 31, 2005
------                                   --------------   -----------------
                                           (UNAUDITED)
Properties:
   Land                                   $ 11,666,645      $ 11,666,645
   Buildings And Improvements               52,618,458        52,591,224
   Furniture And Fixtures                      708,625           668,106
                                          ------------      ------------
                                            64,993,728        64,925,975
   Less Accumulated Depreciation           (31,513,368)      (31,040,281)
                                          ------------      ------------
                                            33,480,360        33,885,694
Cash And Cash Equivalents                      216,971           266,128
Unamortized Finance Costs                      468,843           474,072
   Manufactured Homes and Improvements       1,459,603         1,121,118
Other Assets                                 1,998,529         2,041,476
                                          ------------      ------------
Total Assets                              $ 37,624,306      $ 37,788,488
                                          ------------      ------------

LIABILITIES & PARTNERS' EQUITY           MARCH 31, 2006   DECEMBER 31, 2005
------------------------------           --------------   -----------------
                                           (UNAUDITED)
Accounts Payable                           $   286,020       $   175,004
Other Liabilities                              595,732           559,174
Notes Payable                               26,684,255        26,824,354
                                           -----------       -----------
Total Liabilities                           27,566,007        27,558,532
Partners' Equity:
   General Partner                             362,944           360,697
   Unit Holders                              9,695,355         9,869,259
                                           -----------       -----------
Total Partners' Equity                      10,058,299        10,229,956
                                           -----------       -----------
Total Liabilities And Partners' Equity     $37,624,306       $37,788,488
                                           -----------       -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                        THREE MONTHS ENDED
                                                                    -------------------------
                                                                     MARCH 31,     MARCH 31,
STATEMENTS OF OPERATIONS                                                2006          2005
------------------------                                            -----------   -----------
                                                                    (unaudited)   (unaudited)
Income:
   Rental Income                                                     $2,462,990    $2,567,737
   Home Sale Income                                                     131,296       278,166
   Other                                                                350,630       186,137
                                                                     ----------    ----------
Total Income                                                         $2,944,916    $3,032,040
                                                                     ----------    ----------
Operating Expenses:
   Administrative Expenses
      (Including $136,697 and $136,701, in Property Management
      Fees Paid to an Affiliate for the Three Month Period Ending
      March 31, 2006 and 2005 Respectively)                             839,833       833,135
   Property Taxes                                                       288,381       275,070
   Utilities                                                            202,823       168,728
   Property Operations                                                  336,777       377,479
   Depreciation And Amortization                                        473,086       467,657
   Interest                                                             431,243       439,533
   Home Sale Expense                                                    148,024       290,498
                                                                     ----------    ----------
Total Operating Expenses                                             $2,720,167    $2,852,100
                                                                     ----------    ----------
Net Income                                                           $  224,749    $  179,940
                                                                     ----------    ----------
Income Per Unit:                                                           0.07          0.05
Distribution Per Unit:                                                     0.12          0.23
Weighted Average Number Of Units
   Of Beneficial Assignment Of Limited Partnership Interest
   Outstanding During The Period Ending March 31, 2006 and 2005       3,303,387     3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)   General Partner   Unit Holders       Total
-----------------------------------------   ---------------   ------------   ------------
Balance, December 31, 2005                      $360,697       $9,869,259    $10,229,956
Distributions                                                    (396,406)      (396,406)
Net Income                                         2,247          222,502    $   224,749
                                                --------       ----------    -----------
Balance as of March 31, 2006                    $362,944       $9,695,355    $10,058,299
                                                ========       ==========    ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                         THREE MONTHS ENDED
                                                  -------------------------------
STATEMENTS OF CASH FLOWS                          MARCH 31, 2006   MARCH 31, 2005
------------------------                          --------------   --------------
                                                    (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                       $ 224,749        $  179,940
                                                    ---------        ----------
Adjustments To Reconcile Net Income
   To Net Cash Provided By
   Operating Activities:
   Depreciation                                       473,086           467,657
   Amortization                                         5,229             5,229
Increase in Manufactured Homes and Improvements      (338,485)         (325,705)
Decrease In Other Assets                               42,947           217,492
Increase (Decrease) In Accounts Payables              111,017          (139,999)
Increase In Other Liabilities                          36,558            20,689
                                                    ---------        ----------
Total Adjustments                                     330,352           245,363
                                                    ---------        ----------
   Net Cash Provided By
      Operating Activities                            555,101           425,303
                                                    ---------        ----------
Cash Flows Used In Investing Activities:
   Capital Expenditures                               (67,753)         (104,939)
                                                    ---------        ----------
Cash Flows From Financing Activities:
   Distributions To Partners                         (396,406)         (759,779)
   Payment On Mortgage                               (140,099)         (131,839)
                                                    ---------        ----------
Net Cash Used In
   Financing Activities                              (536,505)         (891,618)
                                                    ---------        ----------
Decrease In Cash and Equivalents                      (49,157)         (571,254)
Cash and Equivalents, Beginning                       266,128         2,017,513
                                                    ---------        ----------
Cash and Equivalents, Ending                        $ 216,971        $1,446,259
                                                    ---------        ----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

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

The General Partner has decided to distribute $396,406, or $.12 per unit, to the unit holders for the first quarter ended March 31, 2006. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2006, the Partnership's cash balance amounted to $216,971. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of March 31, 2006.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 62% at the end of March 2006, versus 66% for March 2005. The average monthly homesite rent as of March 31, 2006 was approximately $412, versus $405 from March 2005.

                      TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                    CAPACITY     SITES       RATE       RENT
                    --------   --------   ---------   --------
Ardmor Village          339        225       66%        $433
Camelot Manor           335        167       50%         378
Country Roads           312        160       51%         286
Dutch Hills             278        173       62%         386
El Adobe                367        223       61%         447
Paradise Village        614        281       46%         343
Stonegate Manor         308        168       55%         373
Sunshine Village        356        344       97%         549
West Valley             421        315       75%         513
                      -----      -----      ---         ----
TOTAL ON 3/31/06:     3,330      2,056       62%        $412
TOTAL ON 3/31/05:     3,330      2,191       66%        $405

*    NOT A WEIGHTED AVERAGE

                              GROSS REVENUE               NET INCOME
                         -----------------------   -----------------------
                          3/31/2006    3/31/2005    3/31/2006    3/31/2005
                         ----------   ----------   ----------   ----------
                            three months ended        three months ended
Ardmor                   $  293,998   $  386,003   $  158,799   $  161,784
Camelot Manor               191,949      248,202       66,804      101,045
Country Roads               164,078      206,892       36,338       73,512
Dutch Hills                 204,795      244,890       74,917      124,626
El Adobe                    330,158      366,759      163,427      163,287
Paradise                    314,123      317,096       95,873       94,652
Stonegate                   231,266      257,334       73,705       92,200
Sunshine                    680,442      441,766      454,908      245,038
West Valley                 533,499      559,213      287,141      290,579
                         ----------   ----------   ----------   ----------
                          2,944,308    3,028,155    1,411,912    1,346,723
Partnership Management          608        3,885     (161,198)    (117,471)
Other Expense                    --           --     (121,636)    (142,122)
Interest Expense                 --           --     (431,243)    (439,533)
Depreciation                     --           --     (473,086)    (467,657)
                         ----------   ----------   ----------   ----------
                         $2,944,916   $3,032,040   $  224,749   $  179,940

COMPARISON OF QUARTER ENDED MARCH 31, 2006 TO QUARTER ENDED MARCH 31, 2005

Gross revenues decreased $87,124 to $2,944,916 in 2006, as compared to $3,032,040 in 2005. The decrease was the result of lower occupancy and home sales due to weak economic conditions.

(See table on previous page.)

As described in the Statements of Operations, total operating expenses decreased $131,933, to $2,720,167 in 2006, as compared to $2,852,100 in 2005. The decrease is due to lower home sale expense as well as lower property operating cost.

As a result of the aforementioned factors, Net Income increased to $224,749 for the first quarter of 2006 compared to $179,940 for the first quarter of 2005.

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

Note Payable: At March 31, 2006 the Partnership had a note payable outstanding in the amount of $26,684,255. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At March 31, 2006, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of March 31, 2006.

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

                                        Uniprop Manufactured Housing Communities
                                        Income Fund II, a Michigan Limited
                                        Partnership

                                        BY: Genesis Associates Limited
                                            Partnership, General Partner

                                            BY: Uniprop, Inc.,
                                                its Managing General Partner


                                        By: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, President


                                        By: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal Financial
                                            Officer

Dated: May 12, 2006

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