Form 10-Q
period 2006-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2006-08-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

                                      INDEX

                                                      Page
                                                      ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
         June 30, 2006 (Unaudited) and
         December 31, 2005                              3

         Statements of Operations
         Six months ended June 30, 2006 and 2005
         Three months ended June 30, 2006
         and 2005 (Unaudited)                           4

         Statement of Partners Equity
         Six months ended June 30, 2006 (Unaudited)     4

         Statements of Cash Flows
         Six months ended June 30, 2006 and 2005
         (Unaudited)                                    5

         Notes to Financial Statements
         June 30, 2006 (Unaudited)                      6

ITEM 1A. RISK FACTORS                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                  8

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                 11

ITEM 4.  CONTROLS AND PROCEDURES                       11

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                      11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                      JUNE 30, 2006   DECEMBER 31, 2005
                                      -------------   -----------------
                                       (Unaudited)
ASSETS
Properties:
   Land                               $ 11,666,645      $ 11,666,645
   Buildings and Improvements           52,752,793        52,591,224
   Furniture and Fixtures                  708,625           668,106
                                      ------------      ------------
                                        65,128,063        64,925,975
   Less Accumulated Depreciation       (31,991,198)      (31,040,281)
                                      ------------      ------------
                                        33,136,865        33,885,694
Cash And Cash Equivalents                  111,027           266,128
Unamortized Finance Costs                  463,614           474,072
Manufactured Homes and Improvements      1,459,050         1,121,118
Other Assets                             2,191,396         2,041,476
                                      ------------      ------------
Total Assets                          $ 37,361,952      $ 37,788,488
                                      ------------      ------------

                                      JUNE 30, 2006   DECEMBER 31, 2005
                                      -------------   -----------------
                                       (Unaudited)
LIABILITIES & PARTNERS' EQUITY
   Accounts Payable                    $   179,371       $   175,004
   Other Liabilities                       802,087           559,174
   Notes Payable                        26,551,293        26,824,354
                                       -----------       -----------
Total Liabilities                       27,532,751        27,558,532

Partners' Equity:
   General Partner                         363,302           360,697
   Unit Holders                          9,465,899         9,869,259
                                       -----------       -----------
Total Partners' Equity                   9,829,201        10,229,956
                                       -----------       -----------
Total Liabilities And
   Partners' Equity                    $37,361,952       $37,788,488
                                       -----------       -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                           SIX MONTHS ENDED                THREE MONTHS ENDED
STATEMENTS OF OPERATIONS                             -----------------------------   -----------------------------
unaudited                                            JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                                     -------------   -------------   -------------   -------------
Revenue:
   Rental Revenue                                      $4,876,374      $5,090,414       2,413,384       2,522,677
   Other Revenue                                          542,605         386,764         191,975         200,627
   Home Sale Revenue                                      594,802         754,906         463,506         476,740
                                                       ----------      ----------      ----------      ----------
Total Income                                           $6,013,781      $6,232,084       3,068,865       3,200,044
                                                       ----------      ----------      ----------      ----------
Operating Expenses:
   Administrative Expenses
      (Including $268,787, $271,706, $132,090
      and $135,005, in Property Management
      Fees Paid to an Affiliate for the Six and
      Three Month Period Ended June 30, 2006
      and 2005, respectively)                           1,604,272       1,588,073         764,439         754,938
   Property Taxes                                         576,552         549,954         288,171         274,884
   Utilities                                              387,216         339,417         184,393         170,689
   Property Operations                                    705,395         734,259         368,618         356,780
   Depreciation                                           950,916         935,265         477,830         472,837
   Interest                                               866,466         883,305         435,223         438,543
   Home Sale Expense                                      662,442         748,760         514,418         458,262
                                                       ----------      ----------      ----------      ----------
Total Operating Expenses                               $5,753,259      $5,779,033      $3,033,092      $2,926,933
                                                       ----------      ----------      ----------      ----------
Net Income                                             $  260,522      $  453,051      $   35,773      $  273,111
                                                       ----------      ----------      ----------      ----------
Income Per Unit:                                             0.08            0.13            0.01            0.08
Distribution Per Unit:                                       0.20            0.46            0.08            0.23
Weighted Average Number Of Units
   Of Beneficial Assignment Of Limited Partnership
   Interest Outstanding                                 3,303,387       3,303,387       3,303,387       3,303,387

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                GENERAL PARTNER   UNIT HOLDERS      TOTAL
                                ---------------   ------------   -----------
Balance as of January 1, 2006       $360,697       $9,869,259    $10,229,956
Distributions                              0         (661,277)     ($661,277)
Net Income                             2,605          257,917    $   260,522
                                    --------       ----------    -----------
Balance as of June 30, 2006         $363,302       $9,465,899    $ 9,829,201
                                    --------       ----------    -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
UNAUDITED

                                                         SIX MONTHS ENDED
                                                     -----------------------
                                                      JUNE 30,     JUNE 30,
                                                        2006         2005
                                                     ---------   -----------
Cash Flows From Operating Activities:
   Net Income                                        $ 260,522   $   453,051
                                                     ---------   -----------
Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
   Depreciation                                        950,916       935,265
   Amortization                                         10,458        10,458
   Increase in Manufactured Homes and Improvements    (337,932)     (643,555)
   (Increase) Decrease In Other Assets                (149,920)       80,372
   Increase (Decrease) In Accounts Payables              4,368      (259,202)
   Increase In Other Liabilities                       242,913       219,391
                                                     ---------   -----------
Total Adjustments                                      720,803       342,729
                                                     ---------   -----------
      Net Cash Provided By Operating Activities        981,325       795,780
                                                     ---------   -----------
Cash Flows Used In Investing Activities:
   Capital Expenditures                               (202,088)     (237,695)
                                                     ---------   -----------
Cash Flows From Financing Activities:
   Distributions To Partners                          (661,277)   (1,519,558)
   Principal Payments On Mortgage                     (273,061)     (256,222)
                                                     ---------   -----------
Net Cash Used In Financing Activities                 (934,338)   (1,775,780)
                                                     ---------   -----------
Decrease In Cash and Equivalents                      (155,101)   (1,217,695)
Cash and Cash Equivalents, Beginning                   266,128     2,017,513
                                                     ---------   -----------
Cash and Cash Equivalents, Ending                    $ 111,027   $   799,818
                                                     ---------   -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2006 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

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

The Partnership's long term liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The General Partner has decided to distribute $264,871, or $.08 per unit, to the unit holders for the quarter ended June 30, 2006. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2006, the Partnership's cash balance amounted to $111,027. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of June 30, 2006.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 60% at the end of June 2006, versus 64% for June 2005. The average monthly homesite rent as of June 30, 2006 was approximately $418, versus $408 from June 2005.

                      TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                    CAPACITY     SITES       RATE       RENT
                    --------   --------   ---------   --------
Ardmor Village          339        216        64%       $438
Camelot Manor           335        160        48%        378
Country Roads           312        157        51%        295
Dutch Hills             278        169        61%        386
El Adobe                367        224        61%        459
Paradise Village        614        277        45%        361
Stonegate Manor         308        160        52%        372
Sunshine Village        356        315        89%        550
West Valley             421        315        75%        525
                      -----      -----       ---        ----
TOTAL ON 6/30/06:     3,330      1,993        60%       $418
TOTAL ON 6/30/05:     3,330      2,134        64%       $408

*    NOT A WEIGHTED AVERAGE

                        GROSS REVENUE               NET INCOME              GROSS REVENUE               NET INCOME
                      THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED          SIX MONTHS ENDED
                   -----------------------   -----------------------   -----------------------   -----------------------
                    06/30/06     06/30/05     06/30/06     06/30/05     06/30/06     06/30/05     06/30/06     06/30/05
                   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
ARDMOR VILLAGE     $  282,312   $  421,073   $  150,125   $  169,841   $  576,310   $  807,076   $  308,924   $  331,625
CAMELOT MANOR         209,546      220,707       75,382       85,822      401,495      468,909      142,186      186,867
COUNTRY ROADS         238,412      155,175       55,820       48,850      402,490      362,067       92,158      122,362
DUTCH HILLS           242,010      232,731       37,252      111,354      446,805      477,621      112,169      235,980
EL ADOBE              300,070      335,271      158,533      162,748      630,228      702,030      321,960      326,035
PARADISE VILLAGE      344,262      343,525      111,196      138,562      658,385      660,621      207,069      233,214
STONEGATE MANOR       218,443      221,361       61,617       89,126      449,709      478,695      135,322      181,326
SUNSHINE VILLAGE      585,023      596,705      260,290      303,363    1,265,465    1,038,471      715,198      548,401
WEST VALLEY           648,529      600,245      247,270      303,213    1,182,028    1,230,106      534,411      593,792
                   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                    3,068,607    3,197,441    1,157,485    1,412,879    6,012,915    6,225,596    2,569,397    2,759,602
PARTNERSHIP
   MANAGEMENT             258        2,603      (72,282)     (97,335)         866        6,488     (233,480)    (214,806)
OTHER EXPENSES                                 (136,377)    (131,053)                              (258,013)    (273,175)
INTEREST EXPENSE                               (435,223)    (438,543)                              (866,466)    (872,847)
DEPRECIATION                                   (477,830)    (472,837)                              (950,916)    (945,723)

TOTAL:             $3,068,865   $3,200,044   $   35,773   $  273,111   $6,013,781   $6,232,084     $260,522   $  453,051

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30,
2005

Gross revenues decreased $131,179 to $3,068,865 in 2006, as compared to $3,200,044 in 2005. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses increased $106,159, to $3,033,092 in 2006, as compared to $2,926,933 in 2005. The increase is due to higher home sale, administrative and property operations expenses.

As a result of the aforementioned factors, Net Income decreased to $35,773 for the second quarter of 2006 compared to $273,111 for the second quarter of 2005.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

Gross revenues decreased $218,303 to $6,013,781 in 2006, as compared to $6,232,084 in 2005. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses decreased $25,774, to $5,753,259 in 2006, as compared to $5,779,033 in 2005. The decrease is primarily due to lower home sale expense.

As a result of the aforementioned factors, Net Income decreased to $260,522 for the second quarter of 2006 compared to $453,051 for the second quarter of 2005.

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

Note Payable: At June 30, 2006 the Partnership had a note payable outstanding in the amount of $26,551,293. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At June 30, 2006, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of June 30, 2006.

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


                                        BY: Genesis Associates Limited
                                            Partnership, General Partner


                                        BY: Uniprop, Inc.,
                                            its Managing General Partner


                                        By: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, President


                                        By: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal Financial
                                            Officer

Dated: August 11, 2006

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------
EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934,
               as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a)of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.