Form 10-Q
period 2006-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2006-11-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006             Commission File No. 0-16701

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets
            September 30, 2006 (Unaudited) and December 31, 2005              3

            Statements of Operations
            Nine months ended September 30, 2006 and 2005 Three months
            ended September 30, 2006 and 2005 (Unaudited)                     4

            Statement of Partners Equity
            Nine months ended September 30, 2006 (Unaudited)                  4

            Statements of Cash Flows
            Nine months ended September 30, 2006 and 2005 (Unaudited)         5

            Notes to Financial Statements
            September 30, 2006 (Unaudited)                                    6

   ITEM 1A. RISK FACTORS                                                      6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       11

   ITEM 4.  CONTROLS AND PROCEDURES                                          11

PART II OTHER INFORMATION

   ITEM 6.  EXHIBITS                                                         11

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                SEPTEMBER 30, 2006   DECEMBER 31, 2005
------                                ------------------   -----------------
                                          (UNAUDITED)
Properties:
   Land                                  $ 11,666,645        $ 11,666,645
   Buildings and Improvements              52,853,119          52,591,224
   Furniture and Fixtures                     710,920             668,106
                                         ------------        ------------
                                           65,230,684          64,925,975

   Less Accumulated Depreciation          (32,470,278)        (31,040,281)
                                         ------------        ------------
                                           32,760,406          33,885,694

Cash And Cash Equivalents                     400,706             266,128
Unamortized Finance Costs                     458,385             474,072
Manufactured Homes and Improvements         1,135,418           1,121,118
Other Assets                                2,272,992           2,041,476
                                         ------------        ------------
Total Assets                             $ 37,027,907        $ 37,788,488
                                         ------------        ------------

LIABILITIES & PARTNERS' EQUITY        SEPTEMBER 30, 2006   DECEMBER 31, 2005
------------------------------        ------------------   -----------------
                                          (UNAUDITED)
Accounts Payable                          $   140,554         $   175,004
Other Liabilities                             828,249             559,174
Notes Payable                              26,416,120          26,824,354
                                          -----------         -----------
Total Liabilities                          27,384,923          27,558,532

Partners' Equity:
   General Partner                            364,077             360,697
   Unit Holders                             9,278,907           9,869,259
                                          -----------         -----------
Total Partners' Equity                      9,642,984          10,229,956
                                          -----------         -----------
Total Liabilities And
   Partners' Equity                       $37,027,907         $37,788,488
                                          -----------         -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
UNAUDITED

                                                  NINE MONTHS ENDED                         THREE MONTHS ENDED
                                       ---------------------------------------   ---------------------------------------
                                       SEPTEMBER 30, 2006   SEPTEMBER 30, 2005   SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                       ------------------   ------------------   ------------------   ------------------
Revenue:
   Rental Revenue                          $7,370,357           $7,546,310            2,493,983            2,455,896
   Other Revenue                              793,353              568,612              250,748              181,848
   Home Sale Revenue                        1,190,394            1,331,718              595,592              576,812
                                           ----------           ----------           ----------           ----------
Total Income                               $9,354,104           $9,446,640            3,340,323            3,214,556
                                           ----------           ----------           ----------           ----------
Operating Expenses:
   Administrative Expenses
      (Including $404,817, $402,538,
      $136,030 and $130,832, in
      Property Management Fees Paid
      to an Affiliate for the Nine
      and Three Month Period Ended
      September 30, 2006 and 2005,
      respectively)                         2,523,601            2,344,123              919,329              756,050
   Property Taxes                             864,540              824,589              287,988              274,635
   Utilities                                  592,124              517,892              204,908              178,475
   Property Operations                      1,090,927            1,108,796              385,532              374,537
   Depreciation                             1,429,996            1,407,446              479,080              472,181
   Interest                                 1,302,670            1,328,260              436,204              444,955
   Home Sale Expense                        1,212,270            1,349,461              549,828              600,701
                                           ----------           ----------           ----------           ----------
Total Operating Expenses                   $9,016,128           $8,880,567           $3,262,869           $3,101,534
                                           ----------           ----------           ----------           ----------
Net Income                                 $  337,976           $  566,073           $   77,454           $  113,022
                                           ----------           ----------           ----------           ----------

Income Per Unit:                                 0.10                 0.17                 0.02                 0.03

Distribution Per Unit:                           0.28                 0.69                 0.08                 0.23

Weighted Average Number Of Units
   Of Beneficial Assignment Of
   Limited Partnership Interest
   Outstanding                              3,303,387            3,303,387            3,303,387            3,303,387

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                   GENERAL PARTNER   UNIT HOLDERS       TOTAL
                                   ---------------   ------------   ------------
Balance as of January 1, 2006          $360,697      $9,869,259     $10,229,956
Distributions                                 0        (924,948)      ($924,948)
Net Income                                3,380         334,596     $   337,976
                                       --------      ----------     -----------
Balance as of September 30, 2006       $364,077      $9,278,907     $ 9,642,984
                                       --------      ----------     -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
UNAUDITED

                                                               NINE MONTHS ENDED
                                                     -------------------------------------
                                                     SEPTEMBER 30,2006   SEPTEMBER 30,2005
                                                     -----------------   -----------------
Cash Flows From Operating Activities:
   Net Income                                           $   337,976         $   566,073
                                                        -----------         -----------
Adjustments To Reconcile Net Income
   To Net Cash Provided By
   Operating Activities:
   Depreciation                                           1,429,996           1,407,446
   Amortization                                              15,687              15,687
   Increase in Manufactured Homes and Improvements          (14,300)           (318,297)
   (Increase) Decrease In Other Assets                     (231,516)             33,759
   Decrease In Accounts Payables                            (34,449)           (255,471)
   Increase In Other Liabilities                            269,075             194,436
                                                        -----------         -----------
Total Adjustments                                         1,434,493           1,077,560
                                                        -----------         -----------
      Net Cash Provided By Operating Activities           1,772,469           1,643,633
                                                        -----------         -----------
Cash Flows Used In Investing Activities:
   Capital Expenditures                                    (304,709)           (481,083)
                                                        -----------         -----------
Cash Flows From Financing Activities:
   Distributions To Partners                               (924,948)         (2,278,942)
   Principal Payments On Mortgage                          (408,234)           (382,674)
                                                        -----------         -----------
Net Cash Used In Financing Activities                    (1,333,182)         (2,661,616)
                                                        -----------         -----------
Increase (Decrease) In Cash and Equivalents                 134,578          (1,499,066)
Cash and Cash Equivalents, Beginning                        266,128           2,017,513
                                                        -----------         -----------
Cash and Cash Equivalents, Ending                       $   400,706         $   518,447
                                                        -----------         -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

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

The General Partner has decided to distribute $263,671, or $.08 per unit, to the unit holders for the quarter ended September 30, 2006. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2006, the Partnership's cash balance amounted to $400,706. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of September 30, 2006.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 58% at the end of September 2006, versus 62% for September 2005. The average monthly homesite rent as of September 30, 2006 was approximately $418, versus $410 from September 2005.

                      TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                    CAPACITY     SITES       RATE       RENT
                    --------   --------   ---------   --------
Ardmor Village          339        212        63%       $438
Camelot Manor           335        151        45%        378
Country Roads           312        154        50%        295
Dutch Hills             278        160        58%        386
El Adobe                367        222        61%        459
Paradise Village        614        271        44%        361
Stonegate Manor         308        155        50%        372
Sunshine Village        356        297        83%        550
West Valley             421        312        74%        525
                      -----      -----       ---        ----
TOTAL ON 9/30/06:     3,330      1,934        58%       $418
TOTAL ON 9/30/05:     3,330      2,069        62%       $410

*    NOT A WEIGHTED AVERAGE

                        GROSS REVENUE               NET INCOME              GROSS REVENUE                NET INCOME
                      THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED          NINE MONTHS ENDED
                   -----------------------   -----------------------   -----------------------   -------------------------
                    09/30/06     09/30/05     09/30/06     09/30/05     09/30/06     09/30/05      09/30/06      09/30/05
                   ----------   ----------   ----------   ----------   ----------   ----------   -----------   -----------
ARDMOR VILLAGE     $  344,404   $  340,955   $  109,470   $  154,122   $  920,714   $1,148,031   $   418,394   $   485,747
CAMELOT MANOR         214,185      228,730       48,065       86,425      615,680      697,639       190,251       273,292
COUNTRY ROADS         153,061      142,403       37,422       37,865      555,551      504,470       129,580       160,227
DUTCH HILLS           197,808      238,654       48,061       79,348      644,613      716,275       160,230       315,328
EL ADOBE              300,865      307,863      129,852      161,393      931,093    1,009,893       451,812       487,428
PARADISE VILLAGE      405,969      435,034       71,851      120,023    1,064,354    1,095,655       278,920       353,237
STONEGATE MANOR       188,770      240,625       47,754       92,592      638,479      719,320       183,076       273,918
SUNSHINE VILLAGE      944,586      660,247      445,422      241,817    2,210,051    1,698,718     1,160,620       790,218
WEST VALLEY           590,283      618,025      272,200      278,554    1,772,311    1,848,131       806,611       872,346
                   ----------   ----------   ----------   ----------   ----------   ----------   -----------   -----------
                    3,339,931    3,212,536    1,210,097    1,252,139    9,352,846    9,438,132     3,779,494     4,011,741

PARTNERSHIP
   MANAGEMENT             392        2,020      (65,313)     (56,578)       1,258        8,508      (298,793)     (271,384)

OTHER EXPENSES                                 (152,046)    (165,403)                               (410,059)     (438,578)

INTEREST EXPENSE                               (436,204)    (444,955)                             (1,302,670)   (1,328,260)

DEPRECIATION                                   (479,080)    (472,181)                             (1,429,996)   (1,407,446)

TOTAL:             $3,340,323   $3,214,556   $   77,454   $  113,022   $9,354,104   $9,446,640   $   337,976   $   566,073

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Gross revenues increased $125,767 to $3,340,323 in 2006, as compared to $3,214,556 in 2005. Although occupancy was lower, revenue was higher due to income from FEMA at Sunshine Village.

As described in the Statements of Operations, total operating expenses increased $161,335, to $3,262,869 in 2006, as compared to $3,101,534 in 2005. The increase is due to higher administrative, utility and property operations expenses.

As a result of the aforementioned factors, Net Income decreased to $77,454 for the third quarter of 2006 compared to $113,022 for the third quarter of 2005.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Gross revenues decreased $92,536 to $9,354,104 in 2006, as compared to $9,446,640 in 2005. The decrease was the result of lower occupancy and home sales due to weak economic conditions.

(See table on page 9.)

As described in the Statements of Operations, total operating expenses increased $135,561, to $9,016,128 in 2006, as compared to $8,880,567 in 2005. The increase is due to higher administrative, property tax and utility expenses, offset by lower home sale expense.

As a result of the aforementioned factors, Net Income decreased to $337,976 for the third quarter of 2006 compared to $566,073 for the third quarter of 2005.

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

Note Payable: At September 30, 2006 the Partnership had a note payable outstanding in the amount of $26,416,120. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At September 30, 2006, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of September 30, 2006.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14
             (a)/15d-14(a) of The Securities and Exchange Act of 1934, as
              amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14
             (a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.S

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

                                        BY: Genesis Associates Limited
                                            Partnership, General Partner

                                        BY: Uniprop, Inc.,
                                            its Managing General Partner


                                        By: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, President


                                        By: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal Financial
                                            Officer

Dated: November 14, 2006

                                  EXHIBIT INDEX

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14
             (a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14
             (a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.