Form 10-K
period 2006-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2007-03-29
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006          Commission File No. 0-16701

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large Accelerated filer   [ ] Accelerated filer   [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
                                 Yes [ ] No [X]

The estimated aggregate net asset value of the units as of March 1, 2007 held by non-affiliates, as estimated by the General Partner (based on a 2007 appraisal of Partnership properties), was $66,554,922. As of March 1, 2007 the number of units of limited partnership interest of the registrants outstanding was 3,303,387.

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

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,441 housing sites competing with Sunshine Village. Ardmor Village competes with approximately ten communities in the Lakeville, Minnesota area offering approximately 2,509 housing sites. Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,624 housing sites. In the Jacksonville, Florida area, Country Roads competes with approximately eleven communities offering approximately 4,013 housing sites. The Tampa, Florida area contains approximately sixteen communities offering approximately 4,066 housing sites competing with Paradise Village. Dutch Hills and Stonegate Manor compete with approximately 13 other communities in the Lansing, Michigan area offering approximately 4,186 housing sites. In the Las Vegas, Nevada area, West Valley competes with approximately eight other communities offering approximately 2,088 housing sites and El Adobe competes with 18 other communities offering 5,862 home sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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

     7. MANAGEMENT AND CONTROL OF PARTNERSHIP AFFAIRS. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. The Unit Holders do not have the right to participate in the management of the Partnership or its operations. However, the vote of Unit Holders holding more than 50% of the outstanding voting interests is required to: (a) amend the Partnership Agreement; (b) approve or disprove the sale of one property or a series of transactions of all or substantially all of the assets of the Partnership; (c) dissolve the Partnership; (d) remove the General Partner; or (e) approve certain actions by the General Partner that the Consultant recommends against.

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

The table below contains certain information concerning the Partnership's nine properties.

PROPERTY NAME                                      NUMBER
AND LOCATION         YEAR CONSTRUCTED   ACREAGE   OF SITES
-------------        ----------------   -------   --------
Ardmor Village
Cedar Avenue S.
Lakeville, MN               1974            74       339

Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI            1973            57       335

Country Roads
Townsend Road
Jacksonville, FL            1967            37       311

Dutch Hills
Upton Road
E. Lansing, MI              1975          42.8       278

El Adobe
N. Lamb Blvd.
Las Vegas, NV               1975            36       367

Paradise Village
Paradise Drive
Tampa, FL                   1971            91       614

Stonegate Manor
Eaton Rapids Drive
Lansing, MI                 1968          43.6       308

Sunshine Village
Southwest 5th St.
Davie, FL                   1972            45       356

West Valley
W. Tropicana Ave
Las Vegas, NV               1972            53       421

ITEM 3. LEGAL PROCEEDINGS

     During 2006, All Parks Alliance for Change ("APAC") filed a civil action alleging the Partnership was in violation of Minnesota law by not allowing APAC unlimited access to solicit the residents of Ardmor Village located in Lakeville, MN for membership in APAC. While the Partnership prevailed at both the District and Appellate Courts, the matter was then appealed to the Minnesota Supreme Court.

     The Supreme Court trial took place on October 11, 2006, and the matter remains under advisement with a decision expected shortly. As a result, the Partnership has accrued $40,000 in December 2006, to cover plaintiff's asserted costs and legal fees associated with this action. The Partnership anticipates no financial liability relating to the original access claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding voting interests. No matters were submitted to the Unit Holders for a vote during 2006.

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

     The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In March 2007, the Properties were appraised at an aggregate fair market value of $95,700,000. Assuming a sale of the nine properties in March 2007, at the appraised value, less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $66,554,922 or $20.14 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2006, the Partnership had 3,519 Unit Holders.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                         Distribution per
Quarter Ended        Limited Partnership Unit
-------------        ------------------------
March 31, 2006                 $0.08
June 30, 2006                  $0.08
September 30, 2006             $0.08
December 31, 2006              $0.08
March 31, 2005                 $0.23
June 30, 2005                  $0.23
September 30, 2005             $0.23
December 31, 2005              $0.12

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

The Partnership has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Partnership for the periods ended December 31, 2006, 2005, 2004, 2003 and 2002:

                         FISCAL YEAR    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                            ENDED          ENDED          ENDED          ENDED          ENDED
                          DECEMBER       DECEMBER       DECEMBER       DECEMBER       DECEMBER
                          31, 2006       31, 2005       31, 2004       31, 2003       31, 2002
                        ------------   ------------   ------------   ------------   ------------
Total Assets            $ 36,187,560   $ 37,788,488   $ 40,749,401   $ 42,826,320   $ 44,130,856
                        ============   ============   ============   ============   ============
Note Payable            $ 26,274,078   $ 26,824,354   $ 27,340,304   $ 27,819,236   $ 28,723,124
                        ============   ============   ============   ============   ============
Revenue                   11,987,136     12,842,270     12,979,388     14,402,693     13,741,599
Operating Expenses       (11,919,201)   (12,320,039)   (11,604,261)   (12,290,990)   (11,623,613)
                        ------------   ------------   ------------   ------------   ------------
Total Net Income        $     67,935   $    522,231   $  1,375,127   $  2,111,703   $  2,117,986
                        ============   ============   ============   ============   ============
Distributions to Unit
   Holders, per Unit:   $        .36   $        .81   $        .92   $        .92   $        .90
Income per Unit:        $        .02   $        .16   $        .42   $        .64   $        .63
Weighted average
Number of Units
Outstanding:               3,303,387      3,303,387      3,303,387      3,303,387      3,303,387

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

     Future maturities on the note payable for the next five years are as follows: 2007 - $587,000; 2008 - $622,000; 2009 - $660,000, 2010 - $712,000 and
2011 - $757,000. .

     The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

     The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations in order to maintain capital reserves. As of December 31, 2006, the Partnership had $350,659 in cash balances.

     The Partnership established a renewable line of credit of $1,500,000 with National City Bank that expires in October, 2007. The interest rate floats 180 basis points above the one month LIBOR rate. As of December 31, 2006, there was no outstanding balance. The primary purpose of the line of credit is to meet any short-term or seasonal cash flow needs. The Partnership plans to renew the line of credit at the expiration.

     In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders' 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

     For the year ended December 31, 2006, the Partnership made distributions to the Unit Holders of $1,189,219, which is equal, on an annualized basis, to a 2.1% return on their adjusted capital contributions ($.36 per $17.11 Unit). Distributions paid to Unit Holders in 2005 totaled $2,675,743 and $3,039,115 was paid in 2004.

     The distributions paid in 2006 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,463,000. As described in Note 8 to the Partnership's financial statements, the cumulative preferred return deficit through December 2006 was approximately $40,294,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2006, the unpaid amount to be distributed to the General Partner was approximately $10,549,000.

Revenue and Net Income

     For the years ended December 31, 2006, 2005 and 2004, net income was $67,935, $522,231 and $1,375,127 and gross revenue was $11,987,136, $12,842,270 and $12,979,388, respectively.

Partnership Management

     Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $138,288, $120,077, and $116,571, in 2006, 2005 and 2004 respectively, to perform partnership management and investor relation services for the Partnership.

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and under FIN 48, the Partnership does not expect any impact.

     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership's financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

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

     The following table outlines our contractual obligations (in thousands) as of December 31, 2006.

                     Total     Yr1   2-3 Yrs   4-5 Yrs   Over 5 Yrs
                    -------   ----   -------   -------   ----------
Mortgages payable   $26,274   $587    $1,282    $1,469     $22,936

The future payments listed above for long-term debt repayments exclude interest payments.

Property Operations

     Overall, as illustrated in the table below, the Partnership's nine properties had a combined average occupancy of 57% for the year ended December 31, 2006, as compared to 64% for the fiscal year December 31, 2005, and 68% for the fiscal year ended December 31, 2004. The average monthly rent (not weighted average) was approximately $418 per home site for the year ended December 31, 2006, as compared to $410 for the year ended December 31, 2005 and $397 for the year ended December 31, 2004. The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing and the ease at which site-built homes can be acquired and financed.

                               OCCUPIED SITES        OCCUPANCY RATE        AVERAGE RENT
                   TOTAL   ---------------------   ------------------   ------------------
                   SITES    2006    2005    2004   2006   2005   2004   2006   2005   2004
                   -----   -----   -----   -----   ----   ----   ----   ----   ----   ----
Ardmor Village       339     209     227     265    62%    67%    78%   $438   $429   $414
Camelot Manor        335     146     175     216    44%    52%    65%    378    378    366
Country Roads        311     149     161     182    48%    52%    59%    295    286    278
Dutch Hills          278     156     182     213    56%    66%    77%    386    386    386
El Adobe             367     227     224     235    62%    61%    64%    459    447    437
Paradise Village     614     266     286     308    43%    47%    50%    361    343    340
Stonegate Manor      308     154     176     206    50%    57%    67%    372    372    385
Sunshine Village     356     262     355     311    74%   100%    87%    550    534    512
West Valley          421     311     313     317    74%    74%    75%    525    413    499
                   -----   -----   -----   -----   ---    ---    ---    ----   ----   ----
Overall            3,329   1,880   2,099   2,253    57%    64%    68%   $418   $410   $397
                   =====   =====   =====   =====   ===    ===    ===    ====   ====   ====

     The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2006, 2005, 2004 twelve month period.

                                                                                    NET OPERATING INCOME
                                             GROSS REVENUE                             AND NET INCOME
                                ---------------------------------------   ---------------------------------------
                                    2006          2005          2004          2006          2005          2004
                                -----------   -----------   -----------   -----------   -----------   -----------
Ardmor Village                  $ 1,201,160   $ 1,477,396   $ 1,591,966   $   491,524   $   600,601   $   815,426
Camelot Manor                       800,237       968,492     1,137,522       228,264       320,186       517,127
Country Roads                       698,586       730,116       811,738       158,214       194,688       267,828
Dutch Hills                         828,800       972,186     1,124,377       218,426       360,577       514,329
El Adobe                          1,293,961     1,331,273     1,374,120       560,289       639,801       666,732
Paradise Village                  1,363,518     1,516,067     1,698,099       372,874       419,436       477,613
Stonegate Manor                     812,032       952,569     1,173,422       225,170       293,779       439,779
Sunshine Village                  2,645,150     2,441,728     2,104,982     1,366,778     1,079,952     1,074,067
West Valley                       2,341,063     2,442,362     1,955,140     1,095,981     1,182,155     1,115,613
                                -----------   -----------   -----------   -----------   -----------   -----------
                                 11,984,507    12,832,189    12,971,366     4,717,520     5,091,175     5,888,514
Partnership Mgmt.               $     2,629   $    10,081   $     8,022      (384,639)     (343,196)     (380,865)

                                                                                                               --

Other Expenses                                                               (622,818)     (580,075)     (522,779)

Interest Expense                                                           (1,735,128)   (1,769,583)   (1,806,738)

Depreciation and Amortization                                              (1,907,000)   (1,876,090)   (1,803,005)
                                -----------   -----------   -----------   -----------   -----------   -----------
TOTAL:                          $11,987,136   $12,842,270   $12,979,388   $    67,935   $   522,231   $ 1,375,127
                                ===========   ===========   ===========   ===========   ===========   ===========

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

     Total revenues decreased $855,134 to $11,987,136 in 2006, compared to $12,842,270 in 2005. The decrease is primarily the result of a decrease in occupancy, and lower home sale volume. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property and lower new home sales.

     The Partnership's operating expenses decreased $400,838, to $11,919,201 in 2006, compared to $12,320,039 in 2005. Home sale expense decreased due to the decreased volume of home sales.

     As a result of the aforementioned factors, net income decreased $454,296 from $522,231 in 2005 to $67,935 in 2006.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

     Total revenues decreased $137,118 to $12,842,270 in 2005, compared to $12,979,388 in 2004. The decrease is primarily the result of a decrease in occupancy, offset by an increase in home sale revenue. The decrease in occupancy is due primarily to increased foreclosures on home mortgages and lower new home sales. Rental Revenue decreased $873,973 due to lower occupancy.

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

     During 2006, industry conditions remained depressed due to the lack of available retail financing. Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2006. In addition, the affordability and ease of financing site built homes continued to provide competition for the manufactured housing industry. As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround. As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

     The Partnership continued to receive payments from FEMA for the housing of displaced residents due to Hurricane Wilma in 2005 at Sunshine Village, located in Davie, Florida. However, as these residents find permanent housing, the number of FEMA paying sites has decreased in 2006, and will continue to decrease in 2007. The contract is on a month to month basis and can be cancelled at any time by either FEMA or the Partnership.

     During 2006, the management team of Uniprop Manufactured Housing Communities Income Fund II, hired a real estate broker to look into the potential offering for sale of the Paradise Village community located in Tampa, Florida. The purpose of this action was to establish the fair market value of the property, the marketability of the property, its highest and best use and to determine the market terms required for such a sale.

     In January of 2007, following the receipt of a number of offers, management developed a strategic plan to demonstrate the value of creating liquidity for the Fund and the potential benefit of this liquidity in light of other strategies under consideration. At the January Board meeting, the Board of Directors approved a plan to enter into a contract for sale of the community. As of this date, however, this contract has been terminated by the buyer. Management is currently anticipating other potential offers that may be received and will reassess the decision to sell at that time. The carrying amounts of the major classes of assets and liabilities of Paradise Village as of December 30, 2006 are as follows: Total Assets of $6,123,495 consist of Current Assets of $759,479 and Fixed Assets of $10,830,023 less Accumulated Depreciation of $5,466,007. Total Liabilities consist only of Current Liabilities of $117,866, since the property has no long term debt.

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

     Note Payable: At December 31, 2006 the Partnership had a note payable outstanding in the amount of $26,274,078. Interest on this note is at a fixed rate of 6.37% through March 2009. This note is collateralized by certain properties within the fund.

     Line of Credit: At December 31, 2006, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of December 31, 2006.

     The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Partnership financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and supplementary data are filed with this
Report:

          (i)  Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2006 and 2005

          (iii) Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004

          (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2006, 2005 and 2004

          (v) Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004

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

     There was no change in the Partnership's internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

     Paul M. Zlotoff, 57, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also the sole owner of GP P.I. Associates Corp, the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

     Joel Schwartz, CPA, 45, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to.1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

     Bob Sher, CPA, 68, became Independent Director of Genesis Associates on September 1, 2004. As Independent Director, Mr. Sher is responsible for the oversight and approval of management decisions and strategic planning for the Fund. He also serves as the Audit Committee. Currently, a semi-retired real estate investor and Business Coach, Mr. Sher was Chief Financial Officer, Partner and Director of Schostak Brothers and Company, Inc, a family owned realty company from 1970 to 2004. Previously, Mr. Sher was an associate and partner with S. J. Bechek & Company, CPA's from 1964 to 1970.

     Roger Zlotoff, 46, is Vice President and became Chief Operating Officer of Uniprop, Inc. in 2004. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

     The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,463,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2005, approximately $299,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2005 was $10,549,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $40,294,000, as of December 31, 2006, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the

Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

     The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2006. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

     Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $526,830. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

     Certain employees of affiliates of the General Partner were paid an aggregate of $138,288 during 2006 to perform partnership management, and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $70,518 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2006. The Partnership also retained BDO Seidman, LLP to provide other services in 2006.

The aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                            2006      2005
                          -------   -------
(1)  Audit Fees           $49,800   $35,400
(2)  Audit-Related Fees   $     0   $     0
(3)  Tax Fees             $15,000   $14,300
(4)  All Other Fees       $     0   $     0
(5)  Total                $64,800   $49,700

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman in 2006 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Financial Statements

     (1) The following financial statements and related documents are filed with this report:

          (i)  Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2006 and 2005

          (iii) Statements of Income for the fiscal years ended December 31, 2006, 2005 and 2004

          (iv) Statements of Partners' Equity for the fiscal years ended December 31, 2006, 2005 and 2004

          (v) Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004

     (2) The following financial statement schedule is filed with this report:

               Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2006, 2005 and 2004

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

     The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

     10(f) Mortgage notes, made as of August 20, 1998, between Uniprop
          Manufactured Housing Communities Income Fund II and GMAC CMC.

     The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

     10(g) Second Amended and Restated Consulting Agreement among the
          Partnership, the General Partner, and Consultant, January 9, 2005

     10(h) Line of Credit Loan Agreement between the Partnership and National
          City Bank, October 19, 2005.

     The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

     10(i) Contract for Sale and Purchase of Real and Personal Property between
          Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

     The following exhibits are attached to this Report:

     10(j) Line of Credit Loan Agreement between the Partnership and National
          City Bank, October 19, 2006

     99.28 Letter summary of the estimated fair market values of the Partnership's nine manufactured housing communities, as of March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Uniprop Manufactured Housing
 Communities Income Fund II
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2006 and 2005, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.



                                                       /s/ BDO Seidman, LLP

Troy, Michigan
March 15, 2007

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

December 31,                              2006          2005
------------                          -----------   -----------
ASSETS

PROPERTY AND EQUIPMENT
   Buildings and improvements         $52,903,043   $52,591,224
   Land                                11,666,645    11,666,645
   Furniture and equipment                710,920       668,106
                                      -----------   -----------
                                       65,280,608    64,925,975
   Less accumulated depreciation       32,947,281    31,040,281
                                      -----------   -----------
NET PROPERTY AND EQUIPMENT             32,333,327    33,885,694
Cash                                      350,659       266,128
Manufactured homes and improvements     1,144,329     1,121,118
Unamortized financing costs               453,156       474,072
Other assets                            1,906,089     2,041,476
                                      -----------   -----------
                                      $36,187,560   $37,788,488
                                      ===========   ===========
LIABILITIES AND PARTNERS' EQUITY

Note payable                          $26,274,078   $26,824,354
Accounts payable                          301,406       175,004
Other liabilities                         503,404       559,174
                                      -----------   -----------
TOTAL LIABILITIES                      27,078,888    27,558,532
                                      -----------   -----------
PARTNERS' EQUITY
   Unit holders                         8,747,295     9,869,259
   General partner                        361,377       360,697
                                      -----------   -----------
TOTAL PARTNERS' EQUITY                  9,108,672    10,229,956
                                      -----------   -----------
                                      $36,187,560   $37,788,488
                                      ===========   ===========

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

Year Ended December 31,                               2006          2005          2004
-----------------------                           -----------   -----------   -----------
REVENUE
   Rental                                         $ 9,604,308   $10,095,859   $10,969,832
   Home sale income                                 1,350,854     1,990,214     1,195,191
   Other                                            1,031,974       756,197       814,365
                                                  -----------   -----------   -----------
                                                   11,987,136    12,842,270    12,979,388
                                                  -----------   -----------   -----------
OPERATING EXPENSES
   Administrative                                   3,453,639     3,117,632     3,413,401
   Property taxes                                   1,104,506     1,132,287     1,071,516
   Utilities                                          767,664       699,413       730,202
   Property operations                              1,512,045     1,528,526     1,573,191
   Depreciation                                     1,907,000     1,876,090     1,803,005
   Interest                                         1,735,128     1,769,583     1,806,738
   Home sale expense                                1,439,219     2,196,508     1,206,208
                                                  -----------   -----------   -----------
                                                   11,919,201    12,320,039    11,604,261
                                                  -----------   -----------   -----------
NET INCOME                                        $    67,935   $   522,231   $ 1,375,127
                                                  ===========   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT               $       .02   $       .16   $       .42
                                                  ===========   ===========   ===========
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT        $       .36   $       .81   $       .92
                                                  ===========   ===========   ===========
NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING     3,303,387     3,303,387     3,303,387
                                                  ===========   ===========   ===========
NET INCOME ALLOCABLE TO GENERAL PARTNER           $       679   $     5,222   $    13,751
                                                  ===========   ===========   ===========
DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER        $        --   $        --   $        --
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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                 General
                                 Partner   Unit Holders      TOTAL
                                --------   ------------   -----------
BALANCE, January 1, 2004        $341,724   $13,705,732    $14,047,456
Distributions to unit holders         --    (3,039,115)    (3,039,115)
Net income for the year           13,751     1,361,376      1,375,127
                                --------   -----------    -----------
BALANCE, December 31, 2004       355,475    12,027,993     12,383,468
Distributions to unit holders         --    (2,675,743)    (2,675,743)
Net income for the year            5,222       517,009        522,231
                                --------   -----------    -----------
BALANCE, December 31, 2005       360,697     9,869,259     10,229,956
Distributions to unit holders         --    (1,189,219)    (1,189,219)
Net income for the year              680        67,255         67,935
                                --------   -----------    -----------
BALANCE, December 31, 2006      $361,377   $ 8,747,295    $ 9,108,672
                                ========   ===========    ===========

                                 See accompanying notes to financial statements.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                             2006          2005          2004
-----------------------                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $    67,935   $   522,231   $ 1,375,127
   Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation                                1,907,000     1,876,090     1,803,005
      Amortization                                   20,916        20,916        20,916
      Decrease (increase) in manufactured
         homes and improvements                     (23,211)       38,256      (161,586)
      (Increase) decrease in other assets           135,387      (227,046)       88,743
      (Decrease) increase in accounts payable       126,402      (237,509)      155,304
      Decrease in other liabilities                 (55,770)      (53,942)      (89,303)
                                                -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,178,659     1,938,996     3,192,206
                                                -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment              (354,633)     (498,688)     (309,040)
                                                -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES              (354,633)     (498,688)     (309,040)
                                                -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to unit holders                 (1,189,219)   (2,675,743)   (3,039,115)
   Repayments of notes payable                     (550,276)     (515,950)     (478,932)
                                                -----------   -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES            (1,739,495)   (3,191,693)   (3,518,047)
                                                -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                      84,531    (1,751,385)     (634,881)
CASH, at beginning of year                          266,128     2,017,513     2,652,394
                                                -----------   -----------   -----------
CASH, at end of year                            $   350,659   $   266,128   $ 2,017,513
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

                                 The general partner is Genesis Associates
                                 Limited Partnership. Uniprop Beneficial
                                 Corporation was the initial limited partner who assigned to those persons purchasing units a beneficial limited partnership interest when the minimum numbers of units were sold.

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

                                 Accumulated depreciation for tax purposes was $30,307,061 and $28,530,687 as of December 31,
                                 2006 and 2005, respectively.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In June 2006, the Financial Accounting
                                 Standards Board ("FASB") issued FASB
                                 Interpretation No. 48, "Accounting for
                                 Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS
                                 109, "Accounting for Income Taxes" and
                                 prescribes a recognition threshold and
                                 measurement attribute for the financial
                                 statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and under FIN 48, the Partnership does not expect any impact.

                                 In September 2006, the Securities and Exchange
                                 Commission Staff issued Staff Accounting
                                 Bulletin No. 108, "Considering the Effects of
                                 Prior Year Misstatements when Quantifying
                                 Misstatements in the Current Year Financial
                                 Statements" ("SAB No. 108"). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB
                                 No. 108 did not have any impact on the
                                 Partnership's financial position or results of operations.

                                 In September 2006, the FASB issued SFAS No.
                                 157, "Fair Value Measurements" ("SFAS No.
                                 157"). SFAS No. 157 defines fair value,
                                 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This
                                 Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 In February 2007, the FASB issued Statement of
                                 Financial Accounting Standards No. 159, The
                                 Fair Value Option for Financial Assets and
                                 Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first
                                 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The
                                 Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

2. OTHER ASSETS                  At December 31, 2006 and 2005, "Other Assets"
                                 included cash of approximately $168,000 and
                                 $248,000, respectively, in an escrow account
                                 for property taxes, insurance, and capital
                                 improvements, as required by the Partnership's
                                 note payable agreement. The cash is restricted
                                 from operating use.

                                 At December 31, 2006 and 2005, "Other assets" also included cash of approximately $193,000 and $263,000 in a security deposit escrow account for three of the Partnership's properties, which is required by the laws of the state in which they are located and is restricted from operating use. Also included are accounts receivable of $1,170,000 and $1,284,000 and prepaid costs of $375,000 and $246,000, respectively.

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

                                 Future maturities on the note payable for the next five years are as follows: 2007 -
                                 $587,000; 2008 - $622,000; 2009 - $660,000;
                                 2010 - $712,000; and 2011 - $757,000.

4. LINE-OF-CREDIT                The Partnership has a $1,500,000 renewable line
                                 of credit with a bank that expires in October
                                 2007. Interest on outstanding balances is
                                 charged at 1.80% in excess of the one month
                                 LIBOR rate. There was no outstanding balance at
                                 December 31, 2006.

5. OTHER LIABILITIES             Other liabilities consisted of:

                                 December 31,                  2006      2005
                                 ------------                --------  --------
                                 Tenants' security deposits  $380,142  $429,717
                                 Accrued interest              97,630    99,675
                                 Other                         25,632    29,782
                                                             --------  --------
                                 TOTAL                       $503,404  $559,174
                                                             ========  ========

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FEES AND EXPENSES

                                 During the years ended December 31, 2006, 2005 and 2004, the affiliate earned property management fees of $526,830, $537,856, and $584,865, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of operations. The
                                 Partnership was owed $16,470 and $5,744 by the affiliate at December 31, 2006 and 2005, respectively.

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

7.   RECONCILIATION OF               Year Ended
     FINANCIAL STATEMENT            December 31,       2006      2005       2004
     INCOME AND TAXABLE INCOME   ------------------  --------  --------  ----------
                                 Income per the
                                    financial
                                    statements       $ 67,935  $522,231  $1,375,127
                                 Adjustments to
                                    depreciation
                                    for difference
                                    in methods        130,626   210,670      19,982
                                 Adjustments for
                                    prepaid rent,
                                    meals and
                                    entertainment          40    (3,025)    (26,521)
                                                     --------  --------  ----------
                                 Income Per the
                                    Partnership's
                                    Tax Return       $198,601  $729,876  $1,368,588
                                                     ========  ========  ==========

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

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 Annual distributable cash from operations was less than the amount required for the annual
                                 10% preferred return to the unit holders by approximately $4,463,000 and $2,976,000 in 2006 and 2005, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $40,294,000 has been distributed to the unit holders.

                                 At December 31, 2006, the general partner's cumulative incentive management interest to be distributed was approximately $10,549,000 million. The actual amount to be accumulated or paid in the future depends on the results of the Partnership's operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2006.

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

9.   SUPPLEMENTAL CASH FLOW      Interest paid during 2006, 2005 and 2004 was
     INFORMATION                 approximately $1,716,000, $1,751,000, and
                                 $1,788,000, respectively.

                                 As a result of Hurricane Wilma in October 2005, the Partnership received insurance proceeds during 2006 totaling $137,104 for damage at the Sunshine Village property. The proceeds covered
                                 $75,300 for losses pertaining to business income, and $61,804 relating to property damage.

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

10.  INTERIM        The following summary represents the unaudited results of
     RESULTS        operations of the Partnership, expressed in thousands except
     (UNAUDITED)    per unit amounts, for the periods from January 1, 2005
                    through December 31, 2006:

                                                   Three Months Ended
                                    ------------------------------------------------
                    2006            March 31,  June 30,  September 30,  December 31,
                    ----            ---------  --------  -------------  ------------
                    REVENUES          $2,945    $3,069       $3,340        $2,633
                                      ======    ======       ======        ======
                    NET INCOME
                      (LOSS)          $  225    $   36       $   77        $ (270)
                                      ======    ======       ======        ======
                    INCOME (LOSS)
                       PER LIMITED
                       PARTNERSHIP
                       UNIT           $  .07    $  .01       $  .02        $ (.08)
                                      ======    ======       ======        ======

                                                Three Months Ended
                                    ------------------------------------------------
                    2005            March 31,  June 30,  September 30,  December 31,
                    ----            ---------  --------  -------------  ------------
                    REVENUES          $3,032    $3,200       $3,215        $3,395
                                      ======    ======       ======        ======
                    NET INCOME
                       (LOSS)         $  180    $  273       $  113        $  (44)
                                      ======    ======       ======        ======
                    INCOME (LOSS)
                       PER LIMITED
                       PARTNERSHIP
                       UNIT           $  .06    $  .08       $  .03        $ (.01)
                                      ======    ======       ======        ======

11.  CONTINGENCIES  During 2006, All Parks Alliance for Change ("APAC") filed a civil action alleging the Partnership was in violation of Minnesota law by not allowing APAC unlimited access to solicit the residents of Ardmor Village located in Lakeville, MN for membership in APAC. While the Partnership prevailed at both the District and Appellate Courts, the matter was then appealed to the Minnesota Supreme Court. The
                    Supreme Court trial took place on October 11, 2006, and the matter remains under advisement with a decision expected shortly.

                    As a result of the aforementioned legal contingency, the Partnership made an adjustment that was material to the fourth quarter results. This adjustment was to accrue
                    $40,000 to cover the expected plaintiff's asserted costs and legal fees in December 2006. The Partnership anticipates no financial liability relating to the original access claim.

                                                            UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2006

       Column A           Column B             Column C                    Column D
---------------------   -----------   --------------------------   -----------------------
                                                                            Costs
                                                                         Capitalized
                                                                        Subsequent to
                                             Initial Cost                Acquisition
                                      --------------------------   -----------------------
                                                      Buildings                 Buildings
                                                         and                       and
Description             Encumbrance       Land      Improvements     Land     Improvements
-----------             -----------   -----------   ------------   --------   ------------
Ardmor Village
   (Lakeville, MN)      $ 2,401,043   $ 1,063,253    $ 4,253,011   $  4,120    $1,226,457

Sunshine Village
   (Davie, FL)            3,780,692     1,215,862      4,875,878         --       362,506

Camelot Manor
   (Grand Rapids, MI)     3,053,055       918,949      3,681,051         --     1,139,331

Country Roads
   (Jacksonville, FL)            --       636,550      2,546,200     38,106       852,247

Paradise Village
   (Tampa, FL)                   --     1,760,000      7,040,000    279,053     1,496,119

Dutch Hills
   (Haslett, MI)          2,273,438       839,693      3,358,771     41,526       839,310

Stonegate Manor
   (Lansing, MI)          2,657,059       930,307      3,721,229     40,552       962,191

El Adobe
   (Las Vegas, NV)        4,873,480     1,480,000      5,920,000     39,964       439,137

West Valley
   (Las Vegas NV)         7,235,311     2,289,700      9,158,800     89,010       979,152
                        -----------   -----------    -----------   --------    ----------
                        $26,274,078   $11,134,314    $44,554,940   $532,331    $8,296,450
                        ===========   ===========    ===========   ========    ==========

       Column A                           Column E                     Column F     Column G       Column H
---------------------     ----------------------------------------   ------------   --------   ---------------


                                Gross Amount at Which Carried
                                     at Close of Period                                         Life on Which
                          ----------------------------------------                             Depreciation in
                                          Buildings                                             Latest Income
                                             and                      Accumulated     Date       Statement is
Description                  Land       Improvements      Total      Depreciation   Acquired       Computed
-----------               -----------   ------------   -----------   ------------   --------   ---------------
Ardmor Village
   (Lakeville, MN)        $ 1,067,373    $ 5,479,468   $ 6,546,841    $ 3,303,782     1987         30 years

Sunshine Village
   (Davie, FL)              1,215,862      5,238,384     6,454,246      3,342,298     1987         30 years

Camelot Manor
   (Grand Rapids, MI)         918,949      4,820,382     5,739,331      2,837,403     1987         30 years

Country Roads
   (Jacksonville, FL)         674,656      3,398,447     4,073,103      2,129,622     1987         30 years

Paradise Village
   (Tampa, FL)              2,039,053      8,536,119    10,575,172      5,387,741     1987         30 years

Dutch Hills
   (Haslett, MI)              881,219      4,198,081     5,079,300      2,475,936     1987         30 years

Stonegate Manor
   (Lansing, MI)              970,859      4,683,420     5,654,279      2,686,920     1987         30 years

El Adobe
   (Las Vegas, NV)          1,519,964      6,359,137     7,879,101      3,992,347     1988         30 years

West Valley
   (Las Vegas NV)           2,378,710     10,137,952    12,516,662      6,202,639     1988         30 years
                          -----------    -----------   -----------    -----------
                          $11,666,645    $52,851,390   $64,518,035    $32,358,688
                          ===========    ===========   ===========    ===========

                                                    UNIPROP MANUFACTURED HOUSING
                                                      COMMUNITIES INCOME FUND II
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2006


1. RECONCILIATION    The following table reconciles the land from
   OF LAND           January 1, 2004 to December 31, 2006:

                                                  2006         2005         2004
                                              -----------  -----------  -----------
                     BALANCE, at January 1    $11,666,645  $11,666,645  $11,666,645
                     Additions to land                              --           --
                     Cost of land sold                              --           --
                                              -----------  -----------  -----------
                     BALANCE, at December 31  $11,666,645  $11,666,645  $11,666,645
                                              ===========  ===========  ===========

2. RECONCILIATION    The following table reconciles the buildings and improvements
   OF BUILDINGS      from January 1, 2004 to December 31, 2006:
   AND IMPROVEMENTS

                                                  2006         2005         2004
                                              -----------  -----------  -----------
                     BALANCE, at January 1    $52,591,224  $52,109,160  $51,823,345
                     Additions to buildings
                        and improvements          260,166      482,064      285,815
                     Cost of assets sold                            --           --
                                              -----------  -----------  -----------
                     BALANCE, at December 31  $52,851,390  $52,591,224  $52,109,160
                                              ===========  ===========  ===========

3. RECONCILIATION    The following table reconciles the accumulated
   OF ACCUMULATED    depreciation from January 1, 2004 to December
   DEPRECIATION      31, 2006:

                                                  2006         2005         2004
                                              -----------  -----------  -----------
                     BALANCE, at January 1    $30,496,006  $28,663,373  $26,908,653
                     Current year
                        depreciation expense    1,862,682    1,832,633    1,754,720
                     Accumulated
                        depreciation on
                        assets sold                                 --           --
                                              -----------  -----------  -----------
                     BALANCE, at December 31  $32,358,688  $30,496,006  $28,663,373
                                              ===========  ===========  ===========

4. TAX BASIS OF      The aggregate cost of buildings and improvements for federal
   BUILDINGS AND     income tax purposes is equal to the cost basis used for
   IMPROVEMENTS      financial statements purposes.

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

                                        Uniprop Manufactured Housing Communities
                                        Income Fund II, a Michigan Limited
                                        Partnership


                                        BY: Genesis Associates Limited
                                            Partnership, General Partner


                                        BY: Uniprop, Inc., Managing General
                                            Partner


                                        By: /s/ Paul M Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2007


By: /s/ Joel Schwartz                   By: /s/ Paul M Zlotoff
    ---------------------------------       ------------------------------------
    Joel Schwartz                           Paul M. Zlotoff, Chairman of
    Principal Financial Officer             Uniprop, Inc.
    (Chief Financial Officer of             (Principal Executive Officer)
    Uniprop, Inc.)


By: /s/ Susann Szepytowski
    ---------------------------------
    Susann Szepytowski
    Principal Accounting Officer
    (Controller of Uniprop, Inc.)

EXHIBIT
NUMBER              DESCRIPTION                    METHOD OF FILING           PAGE
-------   -------------------------------   -------------------------------   ----
3(a)      Certificate of Limited            Incorporated by reference to
          Partnership for the Partnership   the S-11 Registration Statement
                                            of the Partnership filed
                                            November 12, 1986, as amended
                                            on December 22, 1986 and
                                            January 16, 1987 (the
                                            "Registration Statement").

3(b)      Uniprop Manufactured Housing      Incorporated by reference to
          Communities Income Fund II        the Registration Statement.
          Agreement of Limited
          Partnership

4(a)      First Amendment to Uniprop        Incorporated by reference to
          Manufactured Housing              the Registration Statement.
          Communities Income Fund II
          Agreement of Limited
          Partnership (April 1, 1987)

4(b)      Form of Beneficial Assignment     Incorporated by reference to
          Certificate (BAC) for the         Form 10-K for fiscal year ended
          Partnership (originally filed     December 31, 1997.
          with Form 10-K for the fiscal
          year ended December 31, 1987)

10(a)     Form of Management Agreement      Incorporated by reference to
          between the Partnership and       the Registration Statement.
          Uniprop AM, LLC

10(b)     Form of Consulting Agreement      Incorporated by reference to
          among the Partnership, the        the Registration Statement.
          General Partner and Consultant

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

10(d)     Contingent Purchase Price         Incorporated by reference to
          Agreement with Ardmor             Form 10-K for fiscal year ended

          Associates Limited Partnership    December 31, 1997.
          (originally filed with Form
          10-K for the fiscal year ended
          December 31, 1987)

10(e)     Incentive Acquisition Fee         Incorporated by reference to
          Agreement between the             Form 10-K for fiscal year ended
          Partnership and Uniprop, Inc.     December 31, 1997.
          (originally filed with Form
          10-K for the fiscal year ended
          December 31, 1987)

10(f)     Mortgage Notes, made on August    Incorporated by reference to
          20, 1998 between Uniprop          the Form 8-K filed on September
          Manufactured Home Communities     8, 1998.
          Income Fund II and GMAC CMC

10(g)     Second Amended and Restated       Incorporated by reference to
          Consulting Agreement among the    Form 10-K for fiscal year ended
          Partnership, the General          December 31, 2005.
          Partner and Consultant January
          9, 2005

10(h)     Line of Credit Loan Agreement     Incorporated by reference to
          between the Partnership and       Form 10-K for fiscal year ended
          National City Bank October 19,    December  31, 2005.
          2006

10(i)     Contract for Sale and Purchase    Incorporated by reference to
          of Real and Personal Property     the Form 8-K filed on January
          for the sale of Paradise          17, 2007.
          Village January 17, 2007.

10(j)     Line of Credit Loan Agreement     Filed herewith.
          between the Partnership and
          National City Bank, October 19,
          2006

          of the Partnership's nine
          manufactured housing communities, as
          of March 1, 2007.

31.1      Certificate of Principal Executive     Filed herewith.
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002

31.2      Certificate of Principal Financial     Filed herewith.
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002

*32.1     Certification Pursuant to Section      Filed herewith.
          906 of the Sarbanes-Oxley Act of
          2002

*32.2     Certification Pursuant to Section      Filed herewith.
          906 of the Sarbanes-Oxley Act of
          2002

99.28     Letter summary of the estimated fair   Filed herewith.
          market values

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.