Form 10-Q
period 2007-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2007-05-14
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007                 Commission File No. 0-16701

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              Balance Sheets
              March 31, 2007 (Unaudited) and
              December 31, 2006                                               3

              Statements of Operations
              Three months ended March 31, 2007
              and 2006 (Unaudited)                                            4

              Statement of Partners' Equity
              Three months ended March 31, 2007 (Unaudited)                   4

              Statements of Cash Flows
              Three months ended March 31, 2007
              and 2006 (Unaudited)                                            5

              Notes to Financial Statements
              March 31, 2007 (Unaudited)                                      6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       7

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     11

   ITEM 4.    CONTROLS AND PROCEDURES                                        11

PART II       OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS                                              11

   ITEM 1A.   RISK FACTORS                                                   12

   ITEM 6.    EXHIBITS                                                       14

         UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                             A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                            MARCH 31, 2007   DECEMBER 31, 2006
                                            --------------   -----------------
                                             (UNAUDITED)
ASSETS
Properties:
   Land                                      $  9,627,592       $  9,627,592
   Buildings And Improvements                  44,375,063         44,366,924
   Furniture And Fixtures                         606,205            594,953
                                             ------------       ------------
                                               54,608,860         54,589,469
   Less Accumulated Depreciation              (27,882,347)       (27,481,274)
                                             ------------       ------------
                                               26,726,513         27,108,195
Cash And Cash Equivalents                         523,677            371,700
Unamortized Finance Costs                         444,228            449,457
Manufactured Homes and Improvements             1,029,731          1,005,444
Other Assets                                    1,429,152          1,443,961
Asset held for Sale                             5,786,994          5,808,803
                                             ------------       ------------
Total Assets                                 $ 35,940,295       $ 36,187,560
                                             ------------       ------------

LIABILITIES & PARTNERS' EQUITY              MARCH 31, 2007   DECEMBER 31, 2006
------------------------------              --------------   -----------------
                                             (UNAUDITED)
   Accounts Payable                           $   243,224       $   258,140
   Other Liabilities                              441,531           428,801
   Notes Payable                               26,125,169        26,274,078
   Liabilities of Operation Held for Sale         161,384           117,869
                                              -----------       -----------
Total Liabilities                              26,971,308        27,078,888
Partners' Equity:
   General Partner                                362,623           361,377
   Unit Holders                                 8,606,364         8,747,295
                                              -----------       -----------
Total Partners' Equity                          8,968,987         9,108,672
                                              -----------       -----------
Total Liabilities And
   Partners' Equity                           $35,940,295       $36,187,560
                                              -----------       -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                   -------------------------
                                                                    MARCH 31,     MARCH 31,
                                                                      2007         2006
                                                                   -----------   -----------
                                                                   (unaudited)   (unaudited)
Income:
   Rental Income                                                    $2,030,439    $2,182,289
   Home Sale Income                                                    185,646       126,296
   Other                                                               174,205       322,207
                                                                    ----------    ----------
Total Income                                                        $2,390,290    $2,630,792
                                                                    ----------    ----------
Operating Expenses:
   Administrative Expenses
      (Including $124,157 and $136,697, in Property Management
      Fees Paid to an Affiliate for the Three Month Period Ended
      March 31, 2007 and 2006 Respectively)                            639,478       733,630
   Property Taxes                                                      241,695       237,024
   Utilities                                                           173,558       181,180
   Property Operations                                                 280,951       295,709
   Depreciation And Amortization                                       401,072       404,659
   Interest                                                            422,400       431,243
   Home Sale Expense                                                   171,853       143,355
                                                                    ----------    ----------
Total Operating Expenses                                            $2,331,007    $2,426,800
                                                                    ----------    ----------
Income from Continued Operations                                    $   59,283    $  203,992
                                                                    ----------    ----------
Income from Discontinued Operations                                 $   65,303    $   20,757
                                                                    ----------    ----------
Net Income                                                          $  124,586    $  224,749
                                                                    ----------    ----------
Income Per Unit:
   Continued Operations                                                   0.02          0.06
   Discontinued Operations                                                0.02          0.01
Distribution Per Unit:                                                    0.08          0.12
Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Period Ending
March  31, 2007 and 2006                                             3,303,387     3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

                                            General Partner   Unit Holders      Total
                                            ---------------   ------------   ----------
Balance, December 31, 2006                      $361,377       $8,747,295    $9,108,672
Distributions                                                    (264,271)     (264,271)
Net Income                                         1,246          123,340    $  124,586
                                                --------       ----------    ----------
Balance as of March 31, 2007                    $362,623       $8,606,364    $8,968,987
                                                ========       ==========    ==========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                           MARCH 31,     MARCH 31,
                                                             2007          2006
                                                          -----------   -----------
                                                          (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                              $ 124,586     $ 224,749
                                                           ---------     ---------
Adjustments To Reconcile Net Income
   To Net Cash Provided By
      Operating Activities:
      Depreciation                                           401,072       473,086
      Amortization                                             5,229         5,229
   Increase in Manufactured Homes and Home Improvements      (24,287)     (338,485)
   Decrease In Other Assets                                   36,618        42,947
   (Decrease) Increase In Accounts Payable                   (14,916)      111,017
   Increase In Other Liabilities                              56,246        36,558
                                                           ---------     ---------
Total Adjustments                                            459,962       330,352
                                                           ---------     ---------
   Net Cash Provided By
      Operating Activities                                   584,548       555,101
                                                           ---------     ---------
Cash Flows Used In Investing Activities:
   Capital Expenditures                                      (19,391)      (67,753)
                                                           ---------     ---------
Cash Flows From Financing Activities:
   Distributions To Partners                                (264,271)     (396,406)
   Payment On Mortgage                                      (148,909)     (140,099)
                                                           ---------     ---------
Net Cash Used In
   Financing Activities                                     (413,180)     (536,505)
                                                           ---------     ---------
Increase (Decrease) In Cash and Equivalents                  151,977       (49,157)
Cash and Equivalents, Beginning                              371,700       266,128
                                                           ---------     ---------
Cash and Equivalents, Ending                               $ 523,677     $ 216,971
                                                           ---------     ---------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and was therefore not impacted by FIN 48.

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

3.   ASSET HELD FOR SALE:

During March 2007, the Board of Directors approved a sale of the Paradise Village Community located in Tampa, Florida. The Partnership executed a contract for sale with two potential buyers for sale of the Paradise Village community with an expected closing date in May of 2007. Based on this sale contract, the Partnership has determined to classify the property as "held for sale" on the accompanying Balance Sheets. Similarly, the Paradise Village community and associated financial results are classified as "discontinued operations" on the accompanying Statements of Operations.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and was therefore not impacted by FIN 48.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2007. The General Partner will continue to monitor cash flow generated by the Partnership's nine properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2007, the Partnership's cash balance amounted to $523,677. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There was no outstanding balance as of March 31, 2007.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported combined occupancy of 55% at the end of March 2007, versus 62% for March 2006. The average monthly homesite rent as of March 31, 2007 was approximately $423, versus $412 from March 2006 (average rent not a weighted average).

                           TOTAL     OCCUPIED   OCCUPANCY   AVERAGE*
                          CAPACITY     SITES      RATE        RENT
                          --------   --------   ---------   --------
Ardmor Village                339        204       60%        $452
Camelot Manor                 335        145       43%         378
Country Roads                 312        141       45%         295
Dutch Hills                   278        153       55%         386
El Adobe                      367        224       61%         459
Paradise Village              614        262       43%         361
Stonegate Manor               308        150       49%         373
Sunshine Village              356        249       70%         578
West Valley                   421        315       75%         525
                            -----      -----       --         ----
TOTAL ON 3/31/07:           3,330      1,843       55%        $423
TOTAL ON 3/31/06:           3,330      2,056       62%        $412

*    NOT A WEIGHTED AVERAGE

                                                         NET OPERATING
                                                        INCOME AND NET
                               GROSS REVENUE                INCOME
                          -----------------------   -----------------------
                           3/31/2007    3/31/2006    3/31/2007    3/31/2006
                          ----------   ----------   ----------   ----------
                            three months ended        three months ended
Ardmor                    $  308,066   $  293,998   $  141,027   $  158,799
Camelot Manor                185,143      191,949       50,180       66,804
Country Roads                134,019      164,078       39,534       36,338
Dutch Hills                  183,154      204,795       76,135       74,917
El Adobe                     312,794      330,158      160,630      163,427
Stonegate                    173,041      231,266       59,164       73,705
Sunshine                     464,271      680,442      264,334      454,908
West Valley                  628,508      533,498      319,398      287,141
                          ----------   ----------   ----------   ----------
                           2,388,996    2,630,184    1,110,402    1,316,039
Partnership Management         1,294          608      (96,355)    (161,198)
Other Expense                     --           --     (131,292)    (114,947)
Interest Expense                  --           --     (422,400)    (431,243)
Depreciation                      --           --     (401,072)    (404,659)
                          ----------   ----------   ----------   ----------
Continuing Operations     $2,390,290   $2,630,792   $   59,283   $  203,992
Discontinued
Operations                   296,000      314,124       65,303       20,757
                          ----------   ----------   ----------   ----------
                          $2,686,290   $2,944,916   $  124,586   $  224,749

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

COMPARISON OF QUARTER ENDED MARCH 31, 2007 TO QUARTER ENDED MARCH 31, 2006

Gross revenues decreased $240,502 to $2,390,290 in 2007, as compared to $2,630,792 in 2006. The decrease was the result of lower occupancy due to weak economic conditions. (See table on previous page.)

As described in the Statements of Operations, total operating expenses decreased $95,793, to $2,331,007 in 2007, as compared to $2,426,800 in 2006. The decrease was a result of reduced expenditures relating to lower occupancy, as well.

As a result of the aforementioned factors, Net Income from continuing operations decreased to $59,283 for the first quarter of 2007 compared to $203,992 for the first quarter of 2006.

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

Note Payable: At March 31, 2007 the Partnership had a note payable outstanding in the amount of $26,125,169. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At March 31, 2007, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of March 31, 2007.

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

ITEM 1. LEGAL PROCEEDINGS

None

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

Dated: May 14, 2007