Form 10-Q
period 2007-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2007-08-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2007

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS
            Balance Sheets June 30, 2007 (Unaudited) and December 31,
            2006                                                               3
            Statements of Operations Six months and Three months ended
            June 30, 2007 and 2006 (Unaudited)                                 4
            Statement of Partners' Equity Six months ended June 30, 2007
            (Unaudited)                                                        4
            Statements of Cash Flows Six months ended June 30, 2007 and
            2006 (Unaudited)                                                   5
            Notes to Financial Statements June 30, 2007 (Unaudited)            6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                          7
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        10
   ITEM 4.  CONTROLS AND PROCEDURES                                           11
PART II     OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS                                                 11
   ITEM 1A. RISK FACTORS                                                      11
   ITEM 6.  EXHIBITS                                                          13

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                JUNE 30, 2007   DECEMBER 31, 2006
------                                -------------   -----------------
                                       (UNAUDITED)
Properties:
   Land                                $  9,627,593      $ 11,666,645
   Buildings and Improvements            44,425,952        52,903,043
   Furniture and Fixtures                   606,205           710,920
                                       ------------      ------------
                                         54,659,750        65,280,608
   Less Accumulated Depreciation        (28,281,606)      (32,947,281)
                                       ------------      ------------
                                         26,378,144        32,333,327
Cash And Cash Equivalents                11,763,336           350,659
Unamortized Finance Costs                   438,999           453,156
Manufactured Homes and Improvements         802,866         1,144,329
Other Assets                              1,778,922         1,906,089
                                       ------------      ------------
Total Assets                           $ 41,162,267      $ 36,187,560
                                       ------------      ------------

LIABILITIES & PARTNERS' EQUITY        JUNE 30, 2007   DECEMBER 31, 2006
------------------------------        -------------   -----------------
                                       (UNAUDITED)
Accounts Payable                       $   228,854       $   301,406
Other Liabilities                          586,945           503,404
Notes Payable                           25,983,056        26,274,078
                                       -----------       -----------
Total Liabilities                       26,798,855        27,078,888
Partners' Equity:
   General Partner                         419,210           361,377
   Unit Holders                         13,944,202         8,747,295
                                       -----------       -----------
Total Partners' Equity                  14,363,412         9,108,672
                                       -----------       -----------
Total Liabilities And
   Partners' Equity                    $41,162,267       $36,187,560
                                       -----------       -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                           SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                       -----------------------   -----------------------
STATEMENTS OF OPERATIONS                                                JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
(UNAUDITED)                                                               2007         2006         2007         2006
------------------------                                               ----------   ----------   ----------   ----------
Income:
   Rental Income                                                       $4,038,780   $4,308,433    2,008,341    2,126,144
   Home Sale Income                                                       536,766      561,902      351,120      435,606
   Other                                                                  416,256      485,061      242,051      162,854
                                                                       ----------   ----------   ----------   ----------
Total Income                                                           $4,991,802   $5,355,396    2,601,512    2,724,604
                                                                       ----------   ----------   ----------   ----------
Operating Expenses:
   Administrative Expenses
   (Including $239,506, $268,787, $115,349 and $132,090, in Property
   Management Fees Paid to an Affiliate for the Six and Three Month
   Period Ended June 30, 2007 and 2006 Respectively)                    1,340,853    1,389,760      779,949      656,130
   Property Taxes                                                         483,465      473,838      163,195      236,814
   Utilities                                                              333,111      347,865      159,553      166,685
   Property Operations                                                    512,732      619,388      231,781      323,679
   Depreciation                                                           800,332      814,062      399,260      409,403
   Interest                                                               848,507      866,466      426,107      435,223
   Home Sale Expense                                                      554,054      635,673      382,201      492,318
                                                                       ----------   ----------   ----------   ----------
Total Operating Expenses                                               $4,873,054   $5,147,052   $2,542,046   $2,720,252
                                                                       ----------   ----------   ----------   ----------
Income from Continued Operations                                       $  118,748   $  208,344   $   59,466   $    4,352
                                                                       ----------   ----------   ----------   ----------
Income from Discontinued Operations                                    $5,664,534   $   52,178   $5,599,230   $   31,421
                                                                       ----------   ----------   ----------   ----------
Net Income                                                             $5,783,282   $  260,522   $5,658,696   $   35,773
                                                                       ----------   ----------   ----------   ----------
Income Per Unit:
   Continued Operations                                                      0.04         0.06         0.02         0.00
   Discontinued Operations                                                   1.71         0.02         1.69         0.01
Distribution Per Unit:                                                       0.16         0.20         0.08         0.08
Weighted Average Number Of Units
   Of Beneficial Assignment Of Limited Partnership
   Interest Outstanding During The Six and Three Month
   Period Ended June 30, 2007 and 2006.                                 3,303,387    3,303,387    3,303,387    3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

                               General         Unit
                               Partner       Holders         Total
                              ---------    -----------    -----------
Balance, December 31, 2006    $ 361,377    $ 8,747,295    $ 9,108,672
Distributions                                 (528,542)      (528,542)
Net Income                       57,833      5,725,449    $ 5,783,282
                              ---------    -----------    -----------
Balance as of June 30, 2007   $ 419,210    $13,944,202    $14,363,412
                              =========    ===========    ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                    SIX MONTHS ENDED
                                                                -----------------------
                                                                  JUNE 30,     JUNE 30,
                                                                    2007         2006
                                                                -----------   ---------
Cash Flows From Operating Activities:
   Net Income                                                   $ 5,783,282   $ 260,522
                                                                -----------   ---------
Adjustments To Reconcile Net Income
To Net Cash Provided By Operating Activities:
   Depreciation                                                     800,332     950,916
   Amortization                                                      10,458      10,458
   Gain on Sale of Property                                      (5,738,731)          0
   Decrease (Increase) in Manufactured Homes and Improvements       156,025    (337,932)
Decrease In Other Assets                                            (43,321)   (149,920)
(Decrease) Increase In Accounts Payables                            (72,551)      4,368
Increase In Other Liabilities                                        83,541     242,913
                                                                -----------   ---------
Total Adjustments                                                (4,804,247)    720,803
                                                                -----------   ---------
   Net Cash Provided By Operating Activities                        979,035     981,325
                                                                -----------   ---------
Cash Flows Provided by (Used In) Investing Activities:
   Proceeds from Sale of Property                                11,323,487           0
   Capital Expenditures                                             (70,281)   (202,088)
                                                                -----------   ---------
Net Cash Provided by (used in) Investing Activities:             11,253,206    (202,088)
                                                                -----------   ---------
Cash Flows From Financing Activities:
   Distributions To Partners                                       (528,542)   (661,277)
   Principal Payments On Mortgage                                  (291,022)   (273,061)
                                                                -----------   ---------
Net Cash Used In Financing Activities                              (819,564)   (934,338)
                                                                -----------   ---------
Increase (Decrease) In Cash and Equivalents                      11,412,677    (155,101)
Cash and Cash Equivalents, Beginning                                350,659     266,128
                                                                -----------   ---------
Cash and Cash Equivalents, Ending                               $11,763,336   $ 111,027
                                                                -----------   ---------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                            June 30, 2007 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

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

3.   ASSET HELD FOR SALE:

As described in Form 8-K dated March 13, 2007, Uniprop Manufactured Housing Communities Income Fund II (the "Fund") had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The proceeds of the sale will be maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as "discontinued operations" on the accompanying Statements of Operations.

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

Capital Resources

The Partnership's capital resources consist primarily of its eight manufactured home communities. On August 20, 1998, the Partnership refinanced seven of its eight properties with GMAC Commercial Mortgage Corporation (the "Refinancing").

Liquidity

As a result of the Refinancing, seven of the Partnership's eight properties are mortgaged. At the time of the Refinancing, the aggregate principal amount due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership's mortgaged properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

The Partnership's liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. All of the properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The General Partner has decided to distribute $3,237,319, or $.98 per unit, to the unit holders for the second quarter ended June 30, 2007. This is a result of the regular quarterly distribution of $.08 and a special distribution of $.90 due to the sale of the Paradise Village community. The General Partner will continue to monitor cash flow generated by the Partnership's remaining eight properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2007, the Partnership's cash balance amounted to $11,763,336. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There was no outstanding balance as of June 30, 2007.

Results of Operations

Overall, as illustrated in the following table, the Partnership's remaining eight properties reported combined occupancy of 56% at the end of June 2007, versus 62% for June 2006. The average monthly homesite rent as of June 30, 2007 was approximately $433; versus $425 from June 2006 (average rent not a weighted average). For comparative purposes, the Paradise Village property's occupancy numbers were omitted due to the sale during second quarter 2007.

                      TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                    CAPACITY     SITES      RATE        RENT
                    --------   --------   ---------   --------
Ardmor Village          339        204        60%       $452
Camelot Manor           335        142        42%        385
Country Roads           312        139        45%        295
Dutch Hills             278        153        55%        386
El Adobe                367        223        61%        471
Stonegate Manor         308        147        48%        372
Sunshine Village        356        232        65%        578
West Valley             421        316        75%        525
                      -----      -----       ---        ----
TOTAL ON 6/30/07:     2,716      1,556        56%       $433
TOTAL ON 6/30/06:     2,716      1,716        62%       $425

*    NOT A WEIGHTED AVERAGE

                                                      NET OPERATING INCOME                                 NET OPERATING INCOME
                               GROSS REVENUE             AND NET INCOME             GROSS REVENUE             AND NET INCOME
                             THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED           SIX MONTHS ENDED
                          -----------------------   -----------------------   ------------------------   -----------------------
                           06/30/07     06/30/06     06/30/07     06/30/06      06/30/07     06/30/06     06/30/07     06/30/06
                          ----------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
ARDMOR VILLAGE            $  384,002   $  282,312   $  133,025   $  150,125   $   692,069   $  576,310   $  274,053   $  308,924
CAMELOT MANOR                191,430      209,546       51,847       75,382       376,573      401,495      102,027      142,186
COUNTRY ROADS                193,689      238,412       26,123       55,820       327,708      402,490       65,657       92,158
DUTCH HILLS                  184,723      242,010       69,749       37,252       367,877      446,805      145,884      112,169
EL ADOBE                     310,257      300,070      152,892      158,533       623,051      630,228      313,522      321,960
STONEGATE MANOR              221,551      218,443       35,550       61,617       394,592      449,709       94,714      135,322
SUNSHINE VILLAGE             431,559      585,023      227,946      260,290       895,830    1,265,465      492,280      715,198
WEST VALLEY                  619,465      648,530      329,284      247,270     1,247,972    1,182,028      648,681      534,411
                          ----------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
                           2,536,676    2,724,346    1,026,416    1,046,289     4,925,672    5,354,530    2,136,818    2,362,328
PARTNERSHIP MANAGEMENT        64,836          258      (75,883)     (72,282)       66,130          866     (172,238)    (233,480)
OTHER EXPENSES                    --           --      (65,700)    (125,029)           --           --     (196,992)    (239,976)
INTEREST EXPENSE                  --           --     (426,107)    (435,223)           --           --     (848,507)    (866,466)
DEPRECIATION                      --           --     (399,260)    (409,403)           --           --     (800,332)    (814,062)
                          ----------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
CONTINUING OPERATIONS      2,601,512    2,724,604       59,466        4,352     4,991,802    5,355,396      118,748      208,344
DISCONTINUED OPERATIONS    6,259,848      344,261    5,599,230       31,421     6,555,847      658,385    5,664,533       52,178
TOTAL:                    $8,861,360   $3,068,865   $5,658,696   $   35,773   $11,547,650   $6,013,781   $5,783,282   $  260,522

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30,
2006

Gross revenues decreased $123,092 to $2,601,512 in 2007, as compared to $2,724,604 in 2006. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses decreased $178,206, to $2,542,046 in 2007, as compared to $2,720,252 in 2006. All operating expenses were lower, offset by higher administrative expenses, specifically property insurance expense.

As a result of the aforementioned factors, Net Income increased to $59,466 for the second quarter of 2007 compared to $4,352 for the second quarter of 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

Gross revenues decreased $363,594 to $4,991,802 in 2007, as compared to $5,355,396 in 2006. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses decreased $273,998, to $4,873,054 in 2007, as compared to $5,147,052 in 2006. Again, all operating expenses were lower, offset by a slight increase in administrative expenses.

As a result of the aforementioned factors, Net Income decreased to $118,748 for the second quarter of 2007 compared to $208,344 for the second quarter of 2006.

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

Note Payable: At June 30, 2007 the Partnership had a note payable outstanding in the amount of $25,983,056. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At June 30, 2007, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of June 30, 2007.

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

Dated: August 13, 2007