Form 10-Q
period 2007-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2007-11-13
CIK 805993

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2007

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets
            September 30, 2007 (Unaudited) and
            December 31, 2006                                                 3

            Statements of Operations
            Nine months and Three months
            ended September 30, 2007 and 2006
            (Unaudited)                                                       4

            Statement of Partners' Equity
            Nine months ended September 30, 2007 (Unaudited)                  4

            Statements of Cash Flows
            Nine months ended September 30, 2007 and 2006
            (Unaudited)                                                       5

            Notes to Financial Statements
            September 30, 2007 (Unaudited)                                    6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                     7

   ITEM 3.  QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                    11

   ITEM 4.  CONTROLS AND PROCEDURES                                          11

PART II OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                12

   ITEM 1A. RISK FACTORS                                                     12

   ITEM 6.  EXHIBITS                                                         14

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                          SEPTEMBER 30, 2007   DECEMBER 31, 2006
                                          ------------------   -----------------
                                              (UNAUDITED)
ASSETS
Properties:
   Land                                      $  9,627,593        $ 11,666,645
   Buildings and Improvements                  44,452,573          52,903,043
   Furniture and Fixtures                         612,669             710,920
                                             ------------        ------------
                                               54,692,835          65,280,608
   Less Accumulated Depreciation              (28,678,657)        (32,947,281)
                                             ------------        ------------
                                               26,014,178          32,333,327
Cash And Cash Equivalents                       8,826,271             350,659
Unamortized Finance Costs                         433,770             453,156
Manufactured Homes and Improvements               629,773           1,144,329
Other Assets                                    1,835,898           1,906,089
                                             ------------        ------------
Total Assets                                 $ 37,739,890        $ 36,187,560
                                             ------------        ------------


LIABILITIES & PARTNERS' EQUITY            SEPTEMBER 30, 2007   DECEMBER 31, 2006
                                          ------------------   -----------------
                                              (UNAUDITED)
Accounts Payable                              $   239,941         $   301,406
Other Liabilities                                 546,819             503,404
Notes Payable                                  25,838,583          26,274,078
                                              -----------         -----------
Total Liabilities                              26,625,343          27,078,888

Partners' Equity:
   General Partner                                419,094             361,377
   Unit Holders                                10,695,453           8,747,295
                                              -----------         -----------
Total Partners' Equity                         11,114,547           9,108,672
                                              -----------         -----------
Total Liabilities And Partners' Equity        $37,739,890         $36,187,560
                                              -----------         -----------

                        See Notes to Financial Statements

                                                     NINE MONTHS ENDED                         THREE MONTHS ENDED
STATEMENTS OF OPERATIONS                  ---------------------------------------   ---------------------------------------
(UNAUDITED)                               SEPTEMBER 30, 2007   SEPTEMBER 30, 2006   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                          ------------------   ------------------   ------------------   ------------------
Income:
   Rental Income                              $5,990,124           $6,513,895            1,951,344            2,205,462
   Home Sale Income                              912,733            1,068,394              375,967              506,492
   Other                                         734,312              707,462              318,056              222,401
                                              ----------           ----------          -----------          -----------
Total Income                                  $7,637,169           $8,289,751            2,645,367            2,934,355
                                              ----------           ----------          -----------          -----------
Operating Expenses:
   Administrative Expenses
   (Including $347,347, $404,817, $107,841
      and $136,030, in Property Management
      Fees Paid to an Affiliate for the
      Nine and Three Month Period Ended
      September 30, 2007 and 2006
      Respectively)                            1,944,758            2,163,656              603,905              773,896
   Property Taxes                                724,989              710,469              241,524              236,631
   Utilities                                     513,755              534,454              180,644              186,589
   Property Operations                           838,670              963,897              325,938              344,509
   Depreciation                                1,197,383            1,224,715              397,051              410,653
   Interest                                    1,275,377            1,302,670              426,870              436,204
   Home Sale Expense                           1,035,035            1,100,074              480,981              464,401
                                              ----------           ----------          -----------          -----------
Total Operating Expenses                      $7,529,967           $7,999,935          $ 2,656,913          $ 2,852,883
                                              ----------           ----------          -----------          -----------
Income from Continued Operations              $  107,202           $  289,816          ($   11,546)         $    81,472
                                              ----------           ----------          -----------          -----------
Income from Discontinued Operations
   (including gain on sale of $5,739,000)     $5,664,534           $   48,160          $         0          ($    4,018)
                                              ----------           ----------          -----------          -----------
Net Income                                    $5,771,736           $  337,976          ($   11,546)         $    77,454
                                              ----------           ----------          -----------          -----------
Income Per Unit:
   Continued Operations                             0.03                 0.09                 0.00                 0.02
   Discontinued Operations                          1.71                 0.01                 0.00                 0.00

Distribution Per Unit:                              1.14                 0.28                 0.98                 0.08

Weighted Average Number Of Units
   Of Beneficial Assignment Of Limited
   Partnership Interest Outstanding During
   The Six and Three Month Period Ended
   September 30, 2007 and 2006                 3,303,387            3,303,387            3,303,387            3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

                                   General Partner   Unit Holders      Total
                                   ---------------   ------------   -----------
Balance, December 31, 2006            $361,377       $ 8,747,295    $ 9,108,672
Distributions                                         (3,765,861)    (3,765,861)
Net Income                              57,717         5,714,019    $ 5,771,736
                                      --------       -----------    -----------
Balance as of September 30, 2007      $419,094       $10,695,453    $11,114,547
                                      ========       ===========    ===========

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                           NINE MONTHS ENDED
                                                                ---------------------------------------
                                                                SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                                                ------------------   ------------------
Cash Flows From Operating Activities:
   Net Income                                                     $ 5,771,736           $   337,976
                                                                  -----------           -----------
Adjustments To Reconcile Net Income
   To Net Cash Provided By
   Operating Activities:
   Depreciation                                                     1,197,383             1,429,996
   Amortization                                                        15,687                15,687
   Gain on Sale of Property                                        (5,738,731)                    0
   Decrease (Increase) in Manufactured Homes and Improvements         329,118               (14,300)
   Increase In Other Assets                                          (100,297)             (231,516)
   Decrease In Accounts Payables                                      (61,463)              (34,449)
   Increase In Other Liabilities                                       43,415               269,075
                                                                  -----------           -----------
Total Adjustments                                                  (4,314,888)            1,434,493
                                                                  -----------           -----------
Net Cash Provided By Operating Activities                           1,456,848             1,772,469
                                                                  -----------           -----------
Cash Flows Provided by (Used In) Investing Activities:
   Proceeds from Sale of Property                                  11,323,487                     0
   Capital Expenditures                                              (103,367)             (304,709)
                                                                  -----------           -----------
Net Cash Provided by (Used in) Investing Activities:               11,220,120              (304,709)
                                                                  -----------           -----------
Cash Flows From Financing Activities:
   Distributions To Partners                                       (3,765,861)             (924,948)
   Principal Payments On Mortgage                                    (435,495)             (408,234)
                                                                  -----------           -----------
Net Cash Used In Financing Activities                              (4,201,356)           (1,333,182)
                                                                  -----------           -----------
Increase In Cash and Equivalents                                    8,475,612               134,578
Cash and Cash Equivalents, Beginning                                  350,659               266,128
                                                                  -----------           -----------
Cash and Cash Equivalents, Ending                                 $ 8,826,271           $   400,706
                                                                  -----------           -----------

                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2007 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

3.   DISCONTINUED OPERATIONS:

As described in Form 8-K dated March 13, 2007, Uniprop Manufactured Housing Communities Income Fund II (the "Fund") had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The proceeds of the sale will be maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as "discontinued operations" on the accompanying Statements of Operations. For the three months ended September 30, 2007, gross revenue was $0 as compared to $ 405,968 in 2006, and net income was $0 compare to a net loss of $4,018 in 2006. For the nine months ended September 30, 2007, gross revenue was $6,555,848 as compared to $1,064,353 in 2006, and net income was $5,664,534 as compared to $48,160 in 2006.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2007. The General Partner will continue to monitor cash flow generated by the Partnership's remaining eight properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2007, the Partnership's cash balance amounted to $8,826,271. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There was no outstanding balance as of September 30, 2007.

Results of Operations

Overall, as illustrated in the following table, the Partnership's remaining eight properties reported combined occupancy of 56% at the end of September 2007, versus 58% for September 2006. The average monthly homesite rent as of September 30, 2007 was approximately $435; versus $425 from September 2006 (average rent not a weighted average). For comparative purposes, the Paradise Village property's occupancy numbers were omitted due to the sale during second quarter 2007.

                            TOTAL    OCCUPIED   OCCUPANCY   AVERAGE*
                          CAPACITY     SITES       RATE       RENT
                          --------   --------   ---------   --------
Ardmor Village                339        196        58%       $452
Camelot Manor                 335        130        39%        385
Country Roads                 312        135        43%        295
Dutch Hills                   278        150        54%        386
El Adobe                      367        220        60%        471
Stonegate Manor               308        146        47%        372
Sunshine Village              356        221        62%        578
West Valley                   421        315        75%        540
                            -----      -----       ---        ----
TOTAL ON 9/30/07:           2,716      1,513        56%       $435
TOTAL ON 9/30/06:           2,716      1,663        58%       $425

*    NOT A WEIGHTED AVERAGE

                                                         NET OPERATING
                                                        INCOME AND NET                                        NET OPERATING
                               GROSS REVENUE             INCOME (LOSS)             GROSS REVENUE          INCOME AND NET INCOME
                             THREE MONTHS ENDED       THREE MONTHS ENDED         NINE MONTHS ENDED          NINE MONTHS ENDED
                          -----------------------   ----------------------   ------------------------   -------------------------
                           09/30/07     09/30/06     09/30/07    09/30/06      09/30/07     09/30/06      09/30/07      09/30/06
                          ----------   ----------   ---------   ----------   -----------   ----------   -----------   -----------
ARDMOR VILLAGE            $  333,319   $  344,404   $ 118,145   $  109,470   $ 1,025,388   $  920,714   $   392,198   $   418,394
CAMELOT MANOR                251,632      214,185      88,952       48,065       628,205      615,680       190,979       190,251
COUNTRY ROADS                129,777      153,061      22,162       37,422       457,485      555,551        87,819       129,580
DUTCH HILLS                  218,937      197,808      62,033       48,061       586,814      644,613       207,917       160,230
EL ADOBE                     409,179      300,865      85,683      129,852     1,032,230      931,093       399,205       451,812
STONEGATE MANOR              232,409      188,770      50,774       47,754       627,001      638,479       145,488       183,076
SUNSHINE VILLAGE             367,330      944,586     164,673      445,422     1,263,160    2,210,051       656,953     1,160,620
WEST VALLEY                  612,162      590,284     324,879      272,200     1,860,134    1,772,312       973,561       806,611
                          ----------   ----------   ---------   ----------   -----------   ----------   -----------   -----------
                           2,554,745    2,933,963     917,301    1,138,246     7,480,417    8,288,493     3,054,120     3,500,574
PARTNERSHIP
   MANAGEMENT                 90,622          392      31,326      (65,313)      156,752        1,258      (140,912)     (298,793)
OTHER EXPENSES                    --           --    (136,252)    (144,604)           --           --      (333,246)     (384,580)
INTEREST EXPENSE                  --           --    (426,870)    (436,204)           --           --    (1,275,377)   (1,302,670)
DEPRECIATION                      --           --    (397,051)    (410,653)           --           --    (1,197,383)   (1,224,715)
                          ----------   ----------   ---------   ----------   -----------   ----------   -----------   -----------
CONTINUING OPERATIONS      2,645,367    2,934,355     (11,546)      81,472     7,637,169    8,289,751       107,202       289,816
DISCONTINUED OPERATIONS            0      405,968           0       (4,018)    6,555,848    1,064,353     5,664,534        48,160
TOTAL:                    $2,645,367   $3,340,323    ($11,546)  $   77,454   $14,193,017   $9,354,104   $ 5,771,736   $   337,976

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Gross revenues decreased $288,988 to $2,645,367 in 2007, as compared to $2,934,355 in 2006. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses decreased $195,970, to $2,656,913 in 2007, as compared to $2,852,883 in 2006. Overall, most operating expenses were lower, offset by a slight increase in property tax expense.

As a result of the aforementioned factors, there was a net loss from continued operations of $11,546 for the third quarter of 2007 compared to net income of $81,472 for the third quarter of 2006.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Gross revenues decreased $652,582 to $7,637,169 in 2007, as compared to $8,289,751 in 2006. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on page 9.)

As described in the Statements of Operations, total operating expenses decreased $469,968, to $7,529,967 in 2007, as compared to $7,999,935 in 2006. Again, most operating expenses were lower, offset by a slight increase in property tax expense.

As a result of the aforementioned factors, Net Income from continued operations decreased to $107,202 for the third quarter of 2007 compared to $289,816 for the third quarter of 2006.

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

Note Payable: At September 30, 2007 the Partnership had a note payable outstanding in the amount of $25,838,583. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

Line of Credit: At September 30, 2007, the Partnership holds a line of credit with National City Bank for $1,500,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established to meet any short term or seasonal cash flow needs. There is no outstanding balance as of September 30, 2007.

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

Dated: November 13, 2007