Form 10-K
period 2007-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2008-03-28
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15940

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act of 1934.
 Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐      No ☒

The estimated aggregate net asset value of the units as of March 1, 2008 held by non-affiliates, as estimated by the General Partner (based on a 2008 appraisal of Partnership properties), was $57,378,732. As of March 1, 2008, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

DOCUMENTS INCORPORATED BY REFERENCE
NONE
PART I-

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt financing on favorable terms; the level and volatility of interest rates; and failure of the Partnership’s properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1.

ITEM 1.	BUSINESS

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, leases, operates and ultimately will dispose of income producing residential real properties consisting of eight manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

The Partnership originally acquired seven properties in 1987 and acquired two additional Properties in 1988. Paradise Village was sold in 2007. Today the Partnership owns eight manufactured home communities. They are Ardmor Village, Camelot Manor, Country Roads, Dutch Hills, El Adobe, Stonegate, Sunshine and West Valley. The Partnership does not intend to acquire any other communities.

The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can continue to be achieved.

On August 20, 1998, the Partnership borrowed $30,000,000 (the “Loan”) from GMAC Commercial Mortgage Corporation. It secured the Loan by placing new mortgages on seven of its nine properties. The note is payable in monthly installments of $188,878, including interest at 6.37% through March 2009. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the Loan Agreement through the note maturity date of September 2028. The Partnership used the proceeds from the Loan to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage financing transaction.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its eight manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, 2007, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The Partnership distributed approximately $3 million from the sale with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

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

Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,447 housing sites competing with the Partnership’s Sunshine Village. The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,655 housing sites. The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,700 housing sites. In the Jacksonville, Florida area, the Partnership’s Country Roads competes with approximately eleven communities offering approximately 4,017 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately twelve other communities in the Lansing, Michigan area offering approximately 3,878 housing sites. In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with fourteen other communities offering 4,163 home sites. The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

Governmental Regulations

The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village and Country Roads. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida Properties of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners’ association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property, it must notify any such homeowners’ association that it has received an offer, state to the homeowners’ association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners’ association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan, Minnesota and Nevada, where its operations are conducted.

Employees

The Partnership employs three part-time employees to perform Partnership management and investor relations’ services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $15,000 to $42,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC as property manager, has overall management authority for each property.

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

1.
Real Estate Investments. The Partnership’s investments are subject to the same risks generally incident to the ownership of real estate including: the uncertainty of cash flow to meet fixed or variable obligations, adverse changes in economic conditions, changes in the investment climate for real estate, adverse changes in local market conditions, changes in interest rates and the availability of mortgage funds or chattel financing, changes in real estate tax rates, governmental rules and regulations, acts of God and the inability to attract or retain residential tenants.

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

The manufactured housing industry is now in the seventh consecutive year of  declining unit sales due, in part, to lack of financing for the purchase of  manufactured homes intended to be sited in land-lease communities.

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

3.
Reliance on General Partner’s Direction and Management of the Properties. The success of the Partnership will, to a large extent, depend on the quality of the management of the Properties by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the Properties. To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership’s financial results and operations may be adversely affected.

4.
Federal Income Tax Risks. Federal income tax considerations will materially affect the economic consequences of an investment in the Properties. The tax consequences of the Partnership’s activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership’s financial results and its ability to make distributions to the Unit holders. Additionally, the tax benefits enjoyed by the Unit holders may be reduced or eliminated.

5.
Limited Liquidity of the Units. The transfer of Units is subject to certain limitations. The public market for such Units is very limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

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

8.
Uninsured Losses. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership’s ability to make distributions would be adversely affected.

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

10.
No Guarantee of Distributions. The General Partner may withhold cash for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership’s business. A Unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit holder’s share of the Partnership’s taxable income, whether or not cash distributions are made by the Partnership. A Unit holder may not receive cash distributions from the Partnership equal to the holder’s share of taxable income or even equal to the tax liability that results from the Unit holder’s share of the Partnership’s taxable income.

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

The Partnership purchased all eight manufactured housing communities for cash. As a result of the Loan, seven of the eight Properties are now encumbered with mortgages.

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

The table below contains certain information concerning the Partnership's eight properties.

Property Name and Location	Year Constructed	Acreage	Number of Sites

Ardmor Village Cedar Avenue S. Lakeville, MN	1974	74	339

Camelot Manor Camelot Blvd. S.W. Grand Rapids, MI	1973	57	335

Country Roads Townsend Road Jacksonville, FL	1967	37	311

Property Name and Location	Year Constructed	Acreage	Numberof Sites

Dutch Hills Upton Road E. Lansing, MI	1975	42.8	278

El Adobe N. Lamb Blvd. Las Vegas, NV	1975	36	367

Stonegate Manor Eaton Rapids Drive Lansing, MI	1968	43.6	308

Sunshine Village Southwest 5th St. Davie, FL	1972	45	356

West Valley W. Tropicana Ave Las Vegas, NV	1972	53	421

ITEM 3.	LEGAL PROCEEDINGS

On January 17, 2008, a Housing Discrimination Complaint was filed with the U. S. Department of Housing and Urban Development. This is specifically in relation to West Valley located in Las Vegas, NV. At this time, an investigation has been ordered, and no determination has been made as to whether the complaint has any merit. The Partnership does not anticipate a material financial liability, if any, as an outcome to this complaint.

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership. The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding voting interests. No matters were submitted to the Unit Holders for a vote during 2007.

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In February 2008, the Properties were appraised at an aggregate fair market value of $76,650,000 plus cash reserves of $8,715,423. Assuming a sale of the eight properties in February 2008, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $57,378,732 or $17.37 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2007, the Partnership had 3,299 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Quarter Ended	Limited Partnership Unit
March 31, 2007	$0.08
June 30, 2007	$0.98
September 30, 2007	$0.08
December 31, 2007	$0.08
March 31, 2006	$0.08
June 30, 2006	$0.08
September 30, 2006	$0.08
December 31, 2006	$0.08

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Partnership for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Fiscal Year Ended December 31, 2007 (1)	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003

Total Assets	$37,088,807	$36,187,560	$37,788,488	$40,749,401	$42,826,320

Note Payable	$25,687,191	$26,274,078	$26,824,354	$27,340,304	$27,819,236

Revenue	$9,855,795	$10,623,618	$11,326,203	$11,281,289	$12,576,749

Operating Expenses	(9,751,648)	(10,596,095)	(10,871,405)	(9,968,827)	(10,596,030)

Income from Continuing Operations	$104,147	$27,523	$454,798	$1,312,462	$1,980,719

Income from Discontinued Operations	$5,680,247	$40,412	$67,433	$62,665	$130,984

Total Net Income	$5,784,394	$67,935	$522,231	$1,375,127	$2,111,703

Distributions to Unit Holders, per Unit:	$1.22	$.36	$.81	$.92	$.92

Income per Unit: Continuing Operations	$.03	$.01	$.14	$.40	$.60
Discontinued Operations	$1.72	$.01	$.02	$.02	$.04

Weighted average Number of Units Outstanding:	3,303,387	3,303,387	3,303,387	3,303,387	3,303,387

(1) As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, 2007, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The Partnership distributed approximately $3 million from the sale with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

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

As described in Item 1, the Partnership borrowed $30,000,000 from GMAC Commercial Mortgage Corporation in August 1998. The note is payable in monthly installments, including interest at 6.37% through March, 2009, at which point the interest rate will change to 8.37%. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028. The Loan was secured by mortgages on the Partnership’s Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley Properties. The Partnership used the proceeds from the Loan to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage transaction.

Future principal and interest payments under the note are scheduled to be $2,266,536 for 2008, $4,533,072 for 2009 and 2010 combined, $4,533,072 for 2011 and 2012 combined and $36,264,576 thereafter. In addition all excess cash flows, as defined in the agreement, must be applied toward principal after funding of required reserves and payment of normal operating expenses. The Partnership intends to refinance this indebtedness during 2008.

The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, 2007, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The Partnership distributed approximately $3 million from the sale with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from the sale of Paradise Village in order to maintain capital reserves. As of December 31, 2007, the Partnership had $8,715,423 in cash balances.

In February of 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2007, the Partnership made distributions to the Unit Holders of $4,030,132, which is equal, on an annualized basis, to a 7.1% return on their adjusted capital contributions ($1.22 per $17.11 Unit). Distributions paid to Unit Holders in 2006 totaled $1,189,219 and $2,675,743 was paid in 2005.

The distributions paid in 2007 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $1,622,000. As described in Note 8 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2007 was approximately $41,916,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2007, the unpaid amount to be distributed to the General Partner was approximately $11,659,000.

Revenue and Net Income

For the years ended December 31, 2007, 2006 and 2005, net income from Continuing Operations was $104,147, $27,523 and $454,798 and gross revenue from Continuing Operations was $9,855,795, $10,623,618 and $11,326,203, respectively.

For the years ended December 31, 2007, 2006 and 2005, net income from Discontinued Operations was $5,680,247, $40,412 and $67,433 and gross revenue from Discontinued Operations was $6,558,805, $1,363,518 and $1,516,067, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $160,164, $138,288, and $120,077, in 2007, 2006 and 2005 respectively, to perform partnership management and investor relation services for the Partnership.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

Critical Accounting Policies

In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments and potential impairment of real estate investments.

Real estate assets are stated at cost less accumulated depreciation. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sale transactions. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of thirty years.

In determining the fair value of real estate investments, the Partnership engaged an independent valuation firm to appraise the fair value of each property using the discounted cash flow or comparable sale methods. These methods consider future cash flow projections on a property by property basis, future capitalization rates, current interest rates and current market conditions of the geographical location of each property. In preparing these financial statements, the Partnership’s management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

Property Operations

Overall, as illustrated in the table below, the Partnership's eight properties had a combined average occupancy of 54% for the year ended December 31, 2007, as compared to 59% for the fiscal year December 31, 2006, and 66% for the fiscal year ended December 31, 2005. The average monthly rent (not weighted average) was approximately $435 per home site for the year ended December 31, 2007, as compared to $425 for the year ended December 31, 2006 and $418 for the year ended December 31, 2005. The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing and the ease at which site-built homes can be acquired and financed.

	Total Sites	Occupied Sites			Occupancy Rate			Average Rent
		2007	2006	2005	2007	2006	2005	2007	2006	2005
Ardmor Village	339	194	209	227	57%	62%	67%	$452	$438	$429
Camelot Manor	335	129	146	175	39%	44%	52%	385	378	378
Country Roads	311	131	149	161	42%	48%	52%	295	295	286
Dutch Hills	278	145	156	182	52%	56%	66%	386	386	386
El Adobe	367	219	227	224	60%	62%	61%	471	459	447
Stonegate Manor	308	140	154	176	46%	50%	57%	372	372	372
Sunshine Village	356	211	262	355	59%	74%	100%	578	550	534
West Valley	421	316	311	313	75%	74%	74%	540	525	513
Overall	2,715	1,485	1,614	1,813	54%	59%	66%	$435	$425	$418

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2007, 2006, and 2005.

	GROSS REVENUE			NET OPERATING INCOME AND NET INCOME
	2007	2006	2005	2007	2006	2005
Ardmor Village	$1,289,938	$1,201,160	$1,477,396	$517,946	$491,524	$600,601
Camelot Manor	786,013	800,237	968,492	246,172	228,264	320,186
Country Roads	589,779	698,586	730,116	122,001	158,214	194,688
Dutch Hills	760,410	828,800	972,186	271,846	218,426	360,577
El Adobe	1,353,639	1,293,961	1,331,273	573,486	560,289	639,801
Stonegate Manor	795,325	812,032	952,569	194,735	225,170	293,779
Sunshine Village	1,603,477	2,645,150	2,441,728	695,779	1,366,778	1,079,952
West Valley	2,399,505	2,341,063	2,442,362	1,286,489	1,095,981	1,182,155
	9,578,086	10,620,989	11,316,122	3,908,454	4,344,646	4,671,739
Partnership Management Income and Expense	$277,709	$2,629	$10,081	(110,679)	(384,639)	(343,196)

Other Expenses				(402,627)	(591,129)	(549,089)

Interest Expense				(1,698,382)	(1,735,128)	(1,769,583)

Depreciation				(1,592,619)	(1,606,227)	(1,555,073)

Continuing Operations	9,855,795	10,623,618	11,326,203	104,147	27,523	454,798

Discontinued Operations	6,558,805	1,363,518	1,516,067	5,680,247	40,412	67,433

TOTAL	$16,414,600	$11,987,136	$12,842,270	$5,784,394	$67,935	$522,231

Net Operating Income (“NOI”) is a non-GAAP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership’s management as an indication of the Partnership’s ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Total revenues from continuing operations decreased $767,823 to $9,855,795 in 2007, compared to $10,623,618 in 2006. The decrease is primarily the result of a decrease in occupancy, and lower home sale volume from 34 sales in 2006 to 31 sales in 2007. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property and lower new home sales.

The Partnership’s operating expenses from continuing operations decreased $844,447, to $9,751,648 in 2007, compared to $10,596,095 in 2006. With the exception of property tax expense, all expenses decreased in 2007 compared to 2006 due primarily to cost saving initiatives implemented by the Partnership.

As a result of the aforementioned factors, net income from continuing operations increased $76,624 from $27,523 in 2006 to $104,147 in 2007.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Total revenues from continuing operations decreased $702,585 to $10,623,618 in 2006, compared to $11,326,203 in 2005. The decrease is primarily the result of a decrease in occupancy due to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property and lower new home sales.

The Partnership’s operating expenses from continuing operations decreased $275,310, to $10,596,095 in 2006, compared to $10,871,405 in 2005. Home sale expense decreased due to the decreased volume of home sales.

As a result of the aforementioned factors, net income from continuing operations decreased $427,275 from $454,798 in 2005 to $27,523 in 2006.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

During 2007, industry conditions remained depressed due to the lack of available retail financing. Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2007. In addition, the affordability and ease of financing site built homes continued to provide competition for the manufactured housing industry. As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround. As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

The Partnership continued to receive payments from FEMA for the housing of displaced residents due to Hurricane Wilma in 2005 at Sunshine Village, located in Davie, Florida. However, as these residents find permanent housing, the number of sites FEMA paid for has decreased in 2007, and will most likely fall to zero in 2008. The FEMA contract is on a month to month basis and can be cancelled at any time by either FEMA or the Partnership.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, 2007, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The proceeds of the sale will be maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership’s future financing requirements.

Note Payable: At December 31, 2007 the Partnership had a note payable outstanding in the amount of $25,687,191. Interest on this note is at a fixed rate of 6.37% through March 2009, at which time the rate will be reset to 8.37%. This note is collateralized by certain properties within the fund.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2007, 2006 and 2005, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2007 and 2006

(iii)	Statements of Income for the fiscal years ended December 31, 2007, 2006 and 2005

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2007, 2006 and 2005

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership’s most recent two fiscal years.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a – 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the-evaluation date), the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a – 14(c) under the Securities Exchange Act of 1934 (“the Exchange Act”)). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership’s disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report from the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any officers or directors. The General Partner, Genesis Associates Limited Partnership is a Michigan limited partnership, of which Uniprop, Inc. is the General Partner.

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 58, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also the sole owner of GP P.I. Associates Corp, the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

Joel Schwartz, CPA, 46, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

Jody Burttram, 47, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President International Banking, First Union National Bank from 1983 to 1992.

Roger Zlotoff, 47, is Vice President and became Chief Operating Officer of Uniprop, Inc. in 2004. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

Paul M. Zlotoff has an interest in the original sellers of Sunshine Village and Ardmor Village and is entitled to share in a contingent purchase price with respect to each Property, when and if the Properties are sold and the sellers become entitled thereto. The maximum amounts which could be payable to Paul M. Zlotoff are as follows: Sunshine Village, $1,108,260 and Ardmor Village, $946,236. The cash purchase price and contingent purchase price for each Property were determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of each such Property, but, only after the receipt by each Unit Holder of aggregate distributions equal to the sum of (i) his 10% cumulative preferred return plus (ii) 125% of his capital contribution. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year, nor do unpaid amounts carry over from year to year.

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $1,622,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2007, approximately $1,110,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2007 was $11,659,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $41,916,000, as of December 31, 2007, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2007. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $449,123. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $160,164 during 2007 to perform partnership management, and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $47,221 in 2007 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the years ended December 31, 2007 and 2006. The Partnership also retained BDO Seidman, LLP to provide other services in 2007and 2006.

The aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

	2007	2006
(1) Audit Fees	$60,000	$40,800
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$16,500	$15,000
(4) All Other Fees	$0	$0
(5) Total	$76,500	$55,800

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports on Form 10-Q.

Tax fees: pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman, LLP in 2007 and 2006 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2007 and 2006

(iii)	Statements of Income for the fiscal years ended December 31, 2007, 2006 and 2005

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2007, 2006 and 2005

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2007, 2006 and 2005

(3)	Exhibits

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

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)
Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibits are attached to this Report:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter summary of the estimated fair market values of the Partnership's eight manufactured housing communities, as of March 1, 2008

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

Dated: March 28, 2008

By:	/s/ Joel Schwartz	By:	/s/ Paul M Zlotoff
	Joel Schwartz	Paul M. Zlotoff, Chairman of Uniprop, Inc.
	Principal Financial Officer		(Principal Executive Officer)
(Chief Financial Officer of
Uniprop, Inc.)

By:	/s/ Susann Szepytowski
Susann Szepytowski
Principal Accounting Officer
(Controller of Uniprop, Inc.)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)
Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.
Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Letter summary of the estimated fair market values of the Partnership's eight manufactured housing communities, as of March 1, 2008.	Filed herewith.

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

BDO Seidman, LLP Accountants and Consultants	755 West Big Beaver, Suite 1900 Troy, Michigan 48084-4906 Telephone: (248) 362-2100 Fax: (248) 362-4459

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2007 and 2006, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Troy, Michigan
March 14, 2008

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2007	2006

Assets

Property and Equipment
Buildings and improvements	$44,496,155	$44,366,924
Land	9,627,593	9,627,592
Furniture and equipment	612,669	594,953

	54,736,417	54,589,469
Less accumulated depreciation	29,073,893	27,481,274

Net Property and Equipment	25,662,524	27,108,195

Cash	8,715,423	371,700
Manufactured homes and improvements	813,116	1,005,444
Unamortized financing costs	428,541	449,457
Other assets	1,469,203	1,443,961
Asset of discontinued operations	-	5,808,803

	$37,088,807	$36,187,560

Liabilities and Partners’ Equity

Note payable	$25,687,191	$26,274,078
Accounts payable	158,847	258,140
Other liabilities	379,835	428,801
Liabilities of discontinued operations	-	117,869

Total Liabilities	26,225,873	27,078,888

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	10,443,713	8,747,295
General partner	419,221	361,377

Total Partners’ Equity	10,862,934	9,108,672

	$37,088,807	$36,187,560

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Income

Year Ended December 31,	2007	2006	2005

Revenue
Rental	$7,882,885	$8,478,980	$8,955,761
Home sale income	951,233	1,228,854	1,739,235
Other	1,021,677	915,784	631,207

	9,855,795	10,623,618	11,326,203

Operating Expenses
Administrative	2,507,167	2,950,482	2,712,711
Property taxes	1,124,886	946,623	937,349
Utilities	674,285	696,711	626,250
Property operations	1,067,584	1,350,852	1,346,129
Depreciation	1,592,619	1,606,227	1,555,073
Interest	1,698,382	1,735,128	1,769,583
Home sale expense	1,086,725	1,310,072	1,924,310

	9,751,648	10,596,095	10,871,405

Income from Continuing Operations	104,147	27,523	454,798

Discontinued Operations
(Loss) income from discontinued operations	(58,484)	40,412	67,433
Net gain on sale of discontinued operations	5,738,731	-	-

Income from Discontinued Operations	5,680,247	40,412	67,433

Net Income	$5,784,394	$67,935	$522,231

Income Per Limited Partnership Unit - Continuing Operations	$.03	$.01	$.14
Income Per Limited Partnership Unit - Discontinued Operations	$1.72	$.01	$.02

Total Income Per Limited Partnership Unit	$1.75	$.02	$.16

Distributions Per Limited Partnership Unit	$1.22	$.36	$.81

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387	3,303,387

Net Income Allocable to General Partner	$57,844	$680	$5,222

Distributions Allocable to General Partner	$-	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2007, 2006 and 2005

	General
	Partner	Unit Holders	Total

Balance, January 1, 2005	$355,475	$12,027,993	$12,383,468

Distributions to unit holders	-	(2,675,743)	(2,675,743)

Net income for the year	5,222	517,009	522,231

Balance, December 31, 2005	360,697	9,869,259	10,229,956

Distributions to unit holders	-	(1,189,219)	(1,189,219)

Net income for the year	680	67,255	67,935

Balance, December 31, 2006	361,377	8,747,295	9,108,672

Distributions to unit holders	-	(4,030,132)	(4,030,132)

Net income for the year	57,844	5,726,550	5,784,394

Balance, December 31, 2007	$419,221	$10,443,713	$10,862,934

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2007	2006	2005

Cash Flows From Operating Activities
Net income	$5,784,394	$67,935	$522,231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,592,619	1,907,000	1,876,090
Amortization	20,916	20,916	20,916
Gain on sale of property	(5,738,731)	-	-
Decrease (increase) in manufactured homes and improvements	102,444	(23,211)	38,256
Decrease (increase) in other assets	266,398	135,387	(227,046)
(Decrease) increase in accounts payable	(142,559)	126,402	(237,509)
Decrease in other liabilities	(123,569)	(55,770)	(53,942)

Net Cash Provided By Operating Activities	1,761,912	2,178,659	1,938,996

Cash Flows From Investing Activities
Purchase of property and equipment	(103,616)	(354,633)	(498,688)
Net proceeds from sale of property	11,323,487	-	-

Net Cash Provided By (Used In) Investing Activities	11,219,871	(354,633)	(498,688)

Cash Flows From Financing Activities
Distributions to unit holders	(4,030,132)	(1,189,219)	(2,675,743)
Repayments of notes payable	(586,887)	(550,276)	(515,950)

Net Cash Used In Financing Activities	(4,617,019)	(1,739,495)	(3,191,693)

Net Increase (Decrease) In Cash	8,364,764	84,531	(1,751,385)

Cash, at beginning of year	350,659	266,128	2,017,513

Cash, at end of year	$8,715,423	$350,659	$266,128

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of nine (eight after the 2007 sale of one property) manufactured housing communities (the “properties”) located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $56,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.

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

Fair Values of Financial Instruments

The carrying amounts of cash, accounts payable and notes payable approximate their fair values.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

Accumulated depreciation for tax purposes was $26,777,000 and $30,307,000 as of December 31, 2007 and 2006, respectively.

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Manufactured Homes and Improvements

Manufactured homes and improvements are stated at the lower of cost or market and represent manufactured homes held for sale. No reserve was considered necessary as of December 31, 2007 and 2006.

Financing Costs

Costs to obtain financing have been capitalized and are amortized using the straight-line method over the 30-year term of the related mortgage note payable.

Revenue Recognition

Rental income attributable to leases is recorded when due from the lessees. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sale transactions.

Other Revenue

Other revenue consists of interest income, rental late fees, utility charges and miscellaneous income. Income from utility charges is recognized based upon actual monthly usage.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Income Taxes

Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership’s financial position or results of operations.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

2.	Other Assets
At December 31, 2007 and 2006, “Other Assets” included cash of approximately $237,000 and $168,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

At December 31, 2007 and 2006, “Other assets” also included cash of approximately $123,000 and $123,000 in a security deposit escrow account for three of the Partnership’s properties, which is required by the laws of the state in which they are located and is restricted from operating use. Also included are accounts receivable of $993,000 and $883,000 and prepaid costs of $116,000 and $270,000, respectively.

3.	Note Payable
In 1998, the Partnership entered into a $30,000,000 note payable agreement. The borrowings are secured by mortgages on most of the Partnership's properties. The note is payable in monthly installments of $188,878, including interest at 6.37%, through March, 2009, at which point the rate will be adjusted to 8.37%. Thereafter, the monthly installment and interest rate will be adjusted based on the provisions of the agreement through the note maturity date of September 2028.

Future maturities on the note payable for the next five years and thereafter are as follows: 2008 - $622,000; 2009 - $305,000; 2010 - $208,000; 2011 - $226,000; and 2012 - $245,000; and thereafter - $24,081,000. The Partnership intends to refinance this note during 2008.

4.	Line-of-Credit	The Partnership had a $1,500,000 renewable line of credit with a bank that expired in October 2007. This line of credit was not renewed. There was no outstanding balance at December 31, 2006.

5.	Other Liabilities	Other liabilities consisted of:

December 31,	2007	2006

Tenants’ security deposits	$265,320	$313,178
Accrued interest	95,449	97,630
Other	19,066	17,993

Total	$379,835	$428,801

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

Fees and Expenses

During the years ended December 31, 2007, 2006 and 2005, the affiliate earned property management fees from continuing operations of $427,000, $467,000, and $477,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $5,600 and $14,900 by the affiliate at December 31, 2007 and 2006, respectively.

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to share in a contingent purchase price that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the related properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

7.	Reconciliation of Financial Statement Income and Taxable Income

Year Ended December 31,	2007	2006	2005

Income per the financialstatements	$5,784,394	$67,935	$522,231

Loss on disposal of assets	(352,482)	-	-

Adjustments to depreciation for difference in methods	9,499	130,626	210,670

Adjustments for prepaid rent, meals and entertainment	(5,651)	40	(3,025)

Income Per the Partner-ship’s Tax Return	$5,435,760	$198,601	$729,876

8.	Partners’ Capital
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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $1,622,000, $4,463,000, and $2,976,000 in 2007, 2006 and 2005, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $41,916,000 as of December 31, 2007 has been distributed to the unit holders.

At December 31, 2007, the general partner’s cumulative incentive management interest to be distributed was approximately $11,659,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2008.

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

9.	Supplemental Cash Flow Information	Interest paid during 2007, 2006 and 2005 was approximately $1,680,000, $1,716,000, and $1,751,000, respectively.

10.	Discontinued Operations
As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida. On May 17, 2007, the buyer closed on the purchase for a price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000. The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007. The proceeds of the sale will be maintained in reserve until such time as the general partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all years presented.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

The major classes of assets and liabilities of the discontinued operations included in the accompanying balance sheets were as follows:

December 31,	2006

Property and equipment, net	$5,225,132
Manufactured homes and improvements	138,885
Other assets	444,786

Total Assets of Discontinued Operations	$5,808,803

Accounts payable	$43,266
Other liabilities	74,603

Total Liabilities of Discontinued Operations	$117,869

Below is a summary of the results of operations of the Paradise Village property through its disposition date:

Year Ended December 31,	2007	2006	2005

Rental income	$395,000	$1,125,000	$1,140,000
Home sale income	1,000	122,000	251,000
Other Income	424,000	116,000	125,000
Administrative expenses	(609,000)	(503,000)	(405,000)
Property tax expense	(158,000)	(158,000)	(195,000)
Utilities expense	(36,000)	(71,000)	(73,000)
Property operations	(74,000)	(161,000)	(183,000)
Depreciation expense	-	(301,000)	(321,000)
Home sale expense	(1,000)	(129,000)	(272,000)

(Loss) Income From Discontinued Operations	(58,000)	40,000	67,000

Gain on Sale of Discontinued Operations	5,738,000	-	-

Income From Discontinued Operations	$5,680,000	$40,000	$67,000

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

11.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2006 through December 31, 2007:

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,

Revenues From Continuing Operations	$2,390	$2,601	$2,645	$2,219

Income (Loss) from Continuing Operations	$59	$59	$(11)	$(3)
Income from Discontinued Operations	65	5,599	-	16

Income Per Limited Partnership Unit from Continuing Operations	$.02	$.01	$-	$-
Income Per Limited Partnership Unit from Discontinued Operations	.02	1.70	-	-

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$2,631	$2,725	$2,934	$2,334

Income (Loss) from Continuing Operations	$205	$4	$81	$(262)
Income (Loss) From Discontinued Operations	20	32	(4)	(8)

Income (Loss) Per Limited Partnership Unit From Continuing Operations	$.06	$-	$.02	$(.07)
Income Per Limited Partnership Unit from Discontinued Operations	-	.01	-	-

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

12.	Contingencies
On January 17, 2008, a Housing Discrimination Complaint was filed with the U. S. Department of Housing and Urban Development. This action is specifically in relation to the Partnership’s West Valley property located in Las Vegas, NV. At this time, an investigation has been ordered, and no determination has been made as to whether the complaint has any merit. No amounts have been provided for this matter as of December 31, 2007.

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2007

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village (Lakeville, MN)	$2,333,060	$1,063,253	$4,253,011	$4,120	$1,228,754	$1,067,373	$5,481,765	$6,549,138	$3,494,870	1987	30 years

Sunshine Village
(Davie, FL)	3,698,331	1,215,862	4,875,878		434,683	1,215,862	5,310,561	6,526,423	3,522,514	1987	30 years

Camelot Manor
(Grand Rapids, MI)	2,986,532	918,949	3,681,051		1,158,059	918,949	4,839,110	5,758,059	3,012,022	1987	30 years

Country Roads
(Jacksonville, FL)	-	636,550	2,546,200	38,106	894,026	674,656	3,440,226	4,114,882	2,250,888	1987	30 years

Dutch Hills
(Haslett, MI)	2,223,906	839,693	3,358,771	41,526	861,603	881,219	4,220,374	5,101,593	2,633,299	1987	30 years

Stonegate Manor
(Lansing, MI)	2,599,176	930,307	3,721,229	40,552	977,614	970,859	4,698,843	5,669,702	2,863,414	1987	30 years

El Adobe
(Las Vegas, NV)	4,767,312	1,480,000	5,920,000	39,964	444,887	1,519,964	6,364,887	7,884,851	4,207,925	1988	30 years

West Valley
(Las Vegas NV)	7,078,874	2,289,700	9,158,800	89,010	981,589	2,378,710	10,140,389	12,519,099	6,544,319	1988	30 years

	$25,687,191	$9,374,314	$37,514,940	$253,278	$6,981,215	$9,627,592	$44,496,155	$54,123,747	$28,529,251

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2007

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance, at January 1	$11,666,645	$11,666,645	$11,666,645

Cost of land sold	2,039,053	-	-

Balance, at December 31	$9,627,592	$11,666,645	$11,666,645

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance, at January 1	$52,851,390	$52,591,224	$52,109,160

Additions to buildings and improvements	180,884	260,166	482,064
Cost of assets sold	8,536,119	-	-

Balance, at December 31	$44,496,155	$52,851,390	$52,591,224

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance, at January 1	$32,358,688	$30,496,006	$28,663,373

Current year depreciation expense	1,562,637	1,862,682	1,832,633
Accumulated depreciation on assets sold	5,392,074	-	-

Balance, at December 31	$28,529,251	$32,358,688	$30,496,006

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statements purposes.