Form 10-Q
period 2008-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2008-05-13
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16701

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
a Michigan Limited Partnership
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2702802
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Properties:
Land	$9,627,593	$9,627,593
Buildings And Improvements	44,506,431	44,496,155
Furniture And Fixtures	612,669	612,669
	54,746,693	54,736,417

Less Accumulated Depreciation	(29,467,827)	(29,073,893)
	25,278,866	25,662,524

Cash And Cash Equivalents	8,760,399	8,715,423
Unamortized Finance Costs	423,312	428,541
Manufactured Homes and Improvements	789,893	813,116
Other Assets	1,522,390	1,469,203

Total Assets	$36,774,860	$37,088,807

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES & PARTNERS' EQUITY

Accounts Payable	$153,653	$158,847
Other Liabilities	402,969	379,835
Notes Payable	25,533,415	25,687,191

Total Liabilities	26,090,037	26,225,873

Partners' Equity:
General Partner	420,083	419,221
Unit Holders	10,264,740	10,443,713

Total Partners' Equity	10,684,823	10,862,934

Total Liabilities And Partners' Equity	$36,774,860	$37,088,807

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007

Income:
Rental Income	$1,920,768	$2,030,439
Home Sale Income	211,394	185,646
Other	265,888	174,205

Total Income	$2,398,050	$2,390,290

Operating Expenses:
Administrative Expenses (Including $102,568 and $124,157, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2008 and 2007 Respectively)	651,752	639,478
Property Taxes	245,445	241,695
Utilities	169,935	173,558
Property Operations	169,253	280,951
Depreciation	393,934	401,072
Interest	417,514	422,400
Home Sale Expense	264,057	171,853

Total Operating Expenses	$2,311,890	$2,331,007

Income from Continued Operations	$86,160	$59,283

Income from Discontinued Operations	$0	$65,303

Net Income	$86,160	$124,586

Income Per Unit:
Continued Operations	0.03	0.02
Discontinued Operations	0.00	0.02

Distribution Per Unit:	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2008 and 2007	3,303,387	3,303,387

STATEMENT OF PARTNERS’ EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2007	$419,221	$10,443,713	$10,862,934
Distributions		(264,271)	(264,271)
Net Income	862	85,298	$86,160

Balance as of March 31, 2008	$420,083	$10,264,740	$10,684,823

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities:
Net Income	$86,160	$124,586

Adjustments To Reconcile Net Income
To Net Cash Provided By Operating Activities:
Depreciation	393,934	401,072
Amortization	5,229	5,229
Decrease (Increase) in Manufactured Homes and Home Improvements	23,223	(24,287)
(Increase) Decrease In Other Assets	(53,187)	36,618
Decrease In Accounts Payable	(5,194)	(14,916)
Increase In Other Liabilities	23,134	56,246

Total Adjustments	387,139	459,962

Net Cash Provided By Operating Activities	473,299	584,548

Cash Flows Used In Investing Activities:
Capital Expenditures	(10,276)	(19,391)

Cash Flows From Financing Activities:
Distributions To Partners	(264,271)	(264,271)
Payment On Mortgage	(153,776)	(148,909)

Net Cash Used In Financing Activities	(418,047)	(413,180)

Increase In Cash and Equivalents	44,976	151,977
Cash and Equivalents, Beginning	8,715,423	371,700

Cash and Equivalents, Ending	$8,760,399	$523,677

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact of the pronouncement on the Partnership’s financial position and results of operations.

3. Discontinued Operation:

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

The major classes of revenue and expenses of Discontinued operations for the period ending March 31, 2007, were as follows:

(1) Total Revenue of $296,000 consisting of Rent Revenue of $273,358 and Other Revenue of $22,642; and (2) Total Operating Expenses of $230,697, consisting of Administrative Expenses of $145,735, Property Tax Expenses of $42,039, Utility Expenses of $19,426, and Property Operation Expenses of $23,497.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact of the pronouncement on the Partnership’s financial position and results of operations.

Capital Resources

The Partnership's capital resources consist primarily of its eight manufactured home communities. On August 20, 1998, the Partnership refinanced seven of its eight properties with GMAC Commercial Mortgage Corporation (the “Refinancing”).

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

Liquidity

As a result of the Refinancing, seven of the Partnership’s eight properties are mortgaged. At the time of the Refinancing, the aggregate principal amount due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership’s mortgaged properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2008. The General Partner will continue to monitor cash flow generated by the Partnership’s eight properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2008, the Partnership’s cash balance amounted to $8,760,399. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's eight properties reported combined occupancy of 54% at the end of March 2008, versus 56% for March 2007. The average monthly homesite rent as of March 31, 2008 was approximately $440, versus $431 from March 2007 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	193	57%	$466
Camelot Manor	335	127	38%	385
Country Roads	312	127	41%	295
Dutch Hills	278	142	51%	395
El Adobe	367	219	60%	471
Stonegate Manor	308	139	45%	381
Sunshine Village	356	202	57%	586
West Valley	421	317	75%	540

Total on 3/31/08:	2,716	1,466	54%	$440
Total on 3/31/07:	2,716	1,581	56%	$431
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
	three months ended		three months ended

Ardmor	$263,728	$308,066	$130,270	$141,027
Camelot Manor	208,436	185,143	45,554	50,180
Country Roads	123,925	134,019	32,681	39,534
Dutch Hills	215,849	183,154	50,661	76,135
El Adobe	308,174	312,794	172,387	160,630
Stonegate	243,269	173,041	139,205	59,164
Sunshine	346,592	464,271	178,999	264,334
West Valley	633,689	628,508	324,617	319,398
	2,343,662	2,388,996	1,074,374	1,110,402
Partnership Management	54,388	1,294	(144,318)	(96,355)
Other Expense	—	—	(32,448)	(131,292)

Interest Expense	—	—	(417,514)	(422,400)

Depreciation	—	—	(393,934)	(401,072)
Continuing Operations	$2,398,050	$2,390,290	$86,160	$59,283

Discontinued Operations	—	296,000	—	65,303
	$2,398,050	$2,686,290	$86,160	$124,586

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

Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007
Gross revenues increased $7,760 to $2,398,050 in 2008, from $2,390,290 in 2007. The increase was mainly due to the receipt of insurance proceeds as a result of storm damage at the Stonegate Manor property in 2007, which was offset by a decrease in rent revenue due to lower occupancy as a result of weak economic conditions. (See table on previous page.)

As described in the Statements of Operations, total operating expenses decreased $19,117, to $2,311,890 in 2008, as compared to $2,331,007 in 2007. The decrease was a result of reduced expenditures relating to lower occupancy, offset by an increase in Home Sale expense.

As a result of the aforementioned factors, Net Income from continuing operations increased to $86,160 for the first quarter of 2008 compared to $59,283 for the first quarter of 2007.

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

Note Payable: At March 31, 2008 the Partnership had a note payable outstanding in the amount of $25,533,415. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

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

There was no change in the Partnership’s internal controls over financial reporting that occurred during the most recent completed quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 17, 2008, a Housing Discrimination Complaint was filed with the U. S. Department of Housing and Urban Development (“HUD”). This is specifically in relation to West Valley located in Las Vegas, NV. After an investigation of the complaint, HUD proposed a settlement consisting of a three year probationary period for the property. At this time, the proposed settlement agreement has been rejected after recommendation by legal counsel as the facts of the case support that West Valley was not at fault. The Partnership is now waiting for a response from HUD and does not anticipate a material financial liability as an outcome to this complaint.

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

ITEM 6.
EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

BY:	Genesis Associates Limited Partnership,
General Partner

	BY:	Uniprop, Inc.,
its Managing General Partner

		By:	/s/ Paul M. Zlotoff
Paul M. Zlotoff, President

		By:	/s/ Joel Schwartz
Joel Schwartz, Principal Financial Officer

Dated: May 13, 2008