Form 10-Q
period 2008-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2008-08-13
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16701

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
a Michigan Limited Partnership
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2702802 (I.R.S. employer identification number)

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
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	June 30,2008	December 31, 2007
	(Unaudited)

ASSETS
Properties:
Land	$9,627,593	$9,627,593
Buildings And Improvements	44,526,713	44,496,155
Furniture And Fixtures	618,792	612,669
	54,773,098	54,736,417

Less Accumulated Depreciation	(29,859,711)	(29,073,893)
	24,913,387	25,662,524

Cash And Cash Equivalents	8,183,329	8,715,423
Unamortized Finance Costs	650,333	428,541
Manufactured Homes and Improvements	1,016,490	813,116
Other Assets	1,863,326	1,469,203

Total Assets	$36,626,865	$37,088,807

	June 30,2008	December 31, 2007
	(Unaudited)

LIABILITIES & PARTNERS' EQUITY
Accounts Payable	$178,515	$158,847
Other Liabilities	558,111	379,835
Notes Payable	25,381,616	25,687,191

Total Liabilities	26,118,242	26,225,873

Partners' Equity:
General Partner	420,963	419,221
Unit Holders	10,087,660	10,443,713

Total Partners' Equity	10,508,623	10,862,934

Total Liabilities And Partners' Equity	$36,626,865	$37,088,807

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Income:
Rental Income	$3,781,762	$4,038,780	1,860,994	2,008,341
Home Sale Income	424,634	536,766	213,240	351,120
Other	451,879	416,256	185,991	242,051

Total Income	$4,658,275	$4,991,802	2,260,225	2,601,512

Operating Expenses:
Administrative Expenses
(Including $201,775, $239,506, $99,207 and $115,349, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2008 and 2007 Respectively)	1,196,706	1,340,853	544,954	779,949
Property Taxes	490,821	483,465	245,376	163,195
Utilities	335,194	333,111	165,259	159,553
Property Operations	363,755	512,732	194,502	231,781
Depreciation	785,819	800,332	391,885	399,260
Interest	833,972	848,507	416,458	426,107
Home Sale Expense	477,777	554,054	213,720	382,201

Total Operating Expenses	$4,484,044	$4,873,054	$2,172,154	$2,542,046

Income from Continued Operations	$174,231	$118,748	$88,071	$59,466

Income from Discontinued Operations	$0	$5,664,534	$0	$5,599,230

Net Income	$174,231	$5,783,282	$88,071	$5,658,696

Income Per Unit:
Continued Operations	0.05	0.04	0.03	0.02
Discontinued Operations	0.00	1.71	0.00	1.69

Distribution Per Unit:	0.16	0.16	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2008 and 2007.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2007	$419,221	$10,443,713	$10,862,934
Distributions		(528,542)	(528,542)
Net Income	1,742	172,489	$174,231

Balance as of June 30, 2008	$420,963	$10,087,660	$10,508,623

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	June 30,2008	June 30,2007

Cash Flows From Operating Activities:
Net Income	$174,231	$5,783,282

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	785,819	800,332
Amortization	10,458	10,458
Gain on Sale of Property	0	(5,738,731)
(Increase) Decrease in Manufactured Homes and Home Improvements	(203,374)	156,025
Increase In Other Assets	(394,123)	(43,321)
Increase (Decrease) In Accounts Payable	19,668	(72,551)
Increase In Other Liabilities	178,276	83,541

Total Adjustments	396,724	(4,804,247)

Net Cash Provided By Operating Activities	570,955	979,035

Cash Flows (Used In) Provided By Investing Activities:
Proceeds from Sale of Property	0	11,323,487
Capital Expenditures	(36,682)	(70,281)
Net Cash (Used In) Provided By Investing Activities	(36,682)	11,253,206

Cash Flows From Financing Activities:
Distributions To Partners	(528,542)	(528,542)
Payment On Mortgage	(305,575)	(291,022)
Deferred Financing Cost	(232,250)	0

Net Cash Used In Financing Activities	(1,066,367)	(819,564)

(Decrease) Increase In Cash and Equivalents	(532,094)	11,412,677
Cash and Equivalents, Beginning	8,715,423	350,659

Cash and Equivalents, Ending	$8,183,329	$11,763,336

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, resulting in no impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Partnership’s financial statements.

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

The major classes of revenue and expenses of Discontinued operations for the six months ended June 30, 2007, were as follows:

(1) Total Revenue of $6,555,848 consisting of Rent Revenue of $394,974 and Other Revenue of $6,160,874; and (2) Total Operating Expenses of $891,315, consisting of Administrative Expenses of $621,471, Property Tax Expenses of $157,532, Utility Expenses of $35,869, and Property Operation Expenses of $76,443.

4. Subsequent Event:

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida, effective July 14, 2008. On August 7, 2008, the buyer closed on a purchase price of $3,000,000, less closing costs and prorations of $210,278 for a net proceeds amount of $2,789,722. The Partnership estimates a gain on the sale of approximately $ 1,730,595. Upon completion of the refinancing of the remaining properties during third quarter of 2008, a decision will be made as to the distribution of cash reserves from the sale.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, resulting in no impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Partnership’s financial statements.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2008. The General Partner will continue to monitor cash flow generated by the Partnership’s eight properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2008, the Partnership’s cash balance amounted to $8,183,329. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's eight properties reported combined occupancy of 52% at the end of June 2008, versus 56% for June 2007. The average monthly homesite rent as of June 30, 2008 was approximately $443, versus $433 from June 2007 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	194	57%	$466
Camelot Manor	335	126	38%	394
Country Roads	312	122	39%	300
Dutch Hills	278	138	50%	395
El Adobe	367	214	58%	483
Stonegate Manor	308	134	44%	381
Sunshine Village	356	195	55%	586
West Valley	421	325	77%	540
Total on 6/30/08:	2,716	1,448	52%	$443
Total on 6/30/07:	2,716	1,556	56%	$433
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income		Gross Revenue		Net Operating Income and Net Income
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	06/30/2008	06/30/2007	06/30/2008	06/30/2007
	three months ended		three months ended		six months ended		six months ended

Ardmor	$287,628	$384,002	$127,563	$133,025	$551,356	$692,069	$257,833	$274,053
Camelot Manor	185,237	191,430	62,949	51,847	393,673	376,573	108,503	102,027
Country Roads	117,454	193,689	23,340	26,123	241,379	327,708	56,021	65,657
Dutch Hills	171,376	184,723	83,705	69,749	387,225	367,877	134,366	145,884
El Adobe	328,458	310,257	168,489	152,892	636,632	623,051	340,876	313,522
Stonegate	163,417	221,551	64,444	35,550	406,686	394,592	203,649	94,714
Sunshine	321,380	431,559	136,641	227,946	667,972	895,830	315,640	492,280
West Valley	639,329	619,465	319,701	329,284	1,273,018	1,247,972	644,318	648,681
	2,214,279	2,536,676	986,832	1,026,416	4,557,941	4,925,672	2,061,206	2,136,818
Partnership Management	45,946	64,836	(49,905)	(75,883)	100,334	66,130	(194,223)	(172,238)
Other Expense	—	—	(40,513)	(65,700)	—	—	(72,961)	(196,992)

Interest Expense	—	—	(416,458)	(426,107)	—	—	(833,972)	(848,507)

Depreciation	—	—	(391,885)	(399,260)	—	—	(785,819)	(800,332)
Continuing Operations	$2,260,225	$2,601,512	$88,071	$59,466	$4,658,275	$4,991,802	$174,231	$118,748

Discontinued Operations	—	6,259,848	—	5,599,230	—	6,555,848	—	5,664,534
Total	$2,260,225	$8,861,360	$88,071	$5,658,696	$4,658,275	$11,547,650	$174,231	$5,783,282

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

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Gross revenues decreased $341,287 to $2,260,225 in 2008, as compared to $2,601,512 in 2007. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on previous page.)

As described in the Statements of Operations, total operating expenses decreased $369,893, to $2,172,154 in 2008, as compared to $2,542,047 in 2007. The decrease was primarily a result of reduced administrative expense, property operations expense and home sale expense offset by minimal increases in property tax and utilities expenses.

As a result of the aforementioned factors, Net Income from continued operations increased to $88,071 for the second quarter of 2008 compared to $59,465 for the second quarter of 2007.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Gross revenues decreased $333,527 to $4,658,275 in 2008, from $4,991,802 in 2007. The decrease was mainly due to a decrease in rent revenue due to lower occupancy as a result of weak economic conditions. (See table on previous page.) This was offset by the receipt of insurance proceeds as a result of storm damage at the Stonegate Manor property.

As described in the Statements of Operations, total operating expenses decreased $389,010, to $4,484,044 in 2008, as compared to $4,873,054 in 2007. The decrease was primarily a result of reduced administrative expense, property operations expense and home sale expense offset by minimal increases in property tax and utilities expenses.

As a result of the aforementioned factors, Net Income from continuing operations increased to $174,231 for the second quarter of 2008 compared to $118,748 for the first quarter of 2007.

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

Note Payable: At June 30, 2008 the Partnership had a note payable outstanding in the amount of $25,381,616. Interest on this note is at a fixed annual rate of 6.37% through March 2009. This note is currently in the process of being refinanced.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 17, 2008, a Housing Discrimination Complaint was filed with the U. S. Department of Housing and Urban Development (“HUD”). This is specifically in relation to West Valley located in Las Vegas, NV. After an investigation of the complaint, the Partnership has since received notification from HUD stating that based on the evidence obtained during the investigation, no reasonable cause exists to believe that any discriminatory housing practice has occurred. As a result, the complaint has been dismissed.

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

2.
Real Estate Appraisals. The Partnership appraises its properties annually. Should the Partnership actually sell a property, the net cash proceeds from the sale may or may not correspond to the appraised value. In the event the appraised value exceeds the actual value, the Partnership’s ability to meet its obligations would be adversely affected.

3.
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

4.
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

5.
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

6.
Limited Liquidity of the Units. The transfer of Units is subject to certain limitations. The public market for such Units is limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

7.
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

8.
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

9.
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

10.
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

11.
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

12.
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

Dated: August 13, 2008