Form 10-Q
period 2008-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2008-11-12
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008
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
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2008	December 31, 2007
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,246,073	41,055,929
Furniture And Fixtures	543,811	535,620
	50,742,821	50,544,486

Less Accumulated Depreciation	(27,844,950)	(26,751,801)
	22,897,871	23,792,685

Cash And Cash Equivalents	8,361,812	8,696,087
Unamortized Finance Costs	686,860	428,541
Manufactured Homes and Improvements	706,101	699,540
Other Assets	1,645,303	1,311,786
Assets of Discontinued Operations	0	2,160,168

Total Assets	$34,297,947	$37,088,807

LIABILITIES & PARTNERS' EQUITY	September 30,2008	December 31, 2007
	(Unaudited)

Accounts Payable	$139,538	$142,026
Other Liabilities	448,003	363,322
Notes Payable	23,225,000	25,687,191
Liabilities of Discontinued Operations	0	33,334

Total Liabilities	23,812,541	26,225,873

Partners' Equity:
General Partner	423,374	419,221
Unit Holders	10,062,032	10,443,713

Total Partners' Equity	10,485,406	10,862,934

Total Liabilities And Partners' Equity	$34,297,947	$37,088,807

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS		NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Income:
Rental Income		$5,330,020	$5,641,255	$1,761,758	$1,837,166
Home Sale Income		694,084	848,193	269,450	375,967
Other		591,614	690,235	167,614	302,456

Total Income		$6,615,718	$7,179,683	$2,198,822	$2,515,589

Operating Expenses:
Administrative Expenses
(Including $297,765, $347,347, $95,990 and $107,841, in Property
Management Fees Paid to an Affiliate for the Nine and Three Month
Period Ended September 30, 2008 and 2007, respectively)		1,649,193	1,772,411	545,898	545,021
Property Taxes		691,560	680,421	230,451	226,668
Utilities		466,773	467,883	165,064	163,510
Property Operations		567,097	784,889	232,257	298,968
Depreciation		1,093,150	1,101,194	366,905	366,373
Interest		1,729,548	1,275,377	895,576	426,870
Home Sale Expense		819,908	969,460	342,131	480,981

Total Operating Expenses		$7,017,229	$7,051,635	$2,778,282	$2,508,391

(Loss) Income from Continued Operations		($401,511)	$128,048	($579,460)	$7,198

Income (Loss) from Discontinued Operations		$816,796	$5,643,688	$820,514	($18,744)

Net Income (Loss)		$415,285	$5,771,736	$241,054	($11,546)

Loss/Income Per Unit:
Continued Operations		(0.12)	0.04	(0.18)	0.00
Discontinued Operations		0.25	1.71	0.25	(0.01)

Distribution Per Unit:		0.24	1.14	0.08	0.98

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Nine and Three Month
Period Ended September 30, 2008 and 2007.		3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2007	$419,221	$10,443,713	$10,862,934
Distributions		(792,813)	(792,813)
Net Income	4,153	411,132	$415,285

Balance as of September 30, 2008	$423,374	$10,062,032	$10,485,406

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	September 30,2008	September 30,2007

Cash Flows From Operating Activities:
Net Income	$415,285	$5,771,736

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	1,152,724	1,197,383
Amortization	17,396	15,687
Gain on Sale of Discontinued Operations	(880,656)	(5,738,731)
(Increase) Decrease in Manufactured Homes and Home Improvements	(6,561)	329,118
Increase In Other Assets	(572,158)	(100,297)
Decrease In Accounts Payable	(19,309)	(61,463)
Increase In Other Liabilities	68,168	43,415

Total Adjustments	(240,396)	(4,314,888)

Net Cash Provided By Operating Activities	174,889	1,456,848

Cash Flows Provided By Investing Activities:
Proceeds from Sale of Discontinued Operations	2,934,000	11,323,487
Capital Expenditures	(207,496)	(103,367)
Net Cash Provided By Investing Activities	2,726,504	11,220,120

Cash Flows Used In Financing Activities:
Distributions To Partners	(792,813)	(3,765,861)
Payment On Mortgage	(25,687,191)	(435,495)
Proceeds from Mortgage Refinancing	23,225,000	0

Net Cash Used In Financing Activities	(3,255,004)	(4,201,356)

(Decrease) Increase In Cash and Equivalents	(353,611)	8,475,612
Cash and Equivalents, Beginning	8,715,423	350,659

Cash and Equivalents, Ending (1)	$8,361,812	$8,826,271

(1) Includes cash and cash equivalents of $2,177 and $7,076 classified in assets of discontinued operations.

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

3. Discontinued Operations:

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

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida. On August 7, 2008, the buyer closed on a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000. The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership intends to distribute cash reserves from the sale. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2007, were as follows:

Property and equipment, net	$1,983,413
Other assets	176,755

Total Assets of Discontinued Operations	$2,160,168

Accounts payable	$16,821
Other liabilities	16,513

Total Liabilities of Discontinued Operations	$33,334

The major classes of revenue and expenses of Discontinued operations for the nine months ended September 30, 2008, and 2007 were as follows:

Nine Months Ended September 30,	2008	2007

Rental income	$251,239	$743,843
Other Income	40,091	155,511
Administrative expenses	(179,838)	(417,598)
Property tax expense	(34,093)	(202,100)
Utilities expense	(46,919)	(82,180)
Property operations	(34,766)	(130,046)
Depreciation expense	(59,574)	(96,189)
Home Sale Expense	-	(66,284)

Loss From Discontinued Operations prior to sale of Property	(63,860)	(95,043)
Gain on Sale of Property	880,656	5,738,731

Income from Discontinued Operations	$816,796	$5,643,688

The major classes of revenue and expenses of discontinued operations for the three months ended September 30, 2008 and 2007 were as follows:

Three Months Ended September 30,	2008	2007

Rental income	37,739	114,178
Other Income	12,212	17,664
Administrative expenses	(86,427)	(59,978)
Property tax expense	(4,381)	(14,856)
Utilities expense	(13,434)	(17,573)
Property operations	(5,851)	(27,501)
Depreciation expense	-	(30,678)

(Loss) From Discontinued Operations prior to sale of Property	(60,142)	(18,744)
Gain on Sale of Property	880,656	-
Gain (Loss) from Discontinued Operations	$820,514	$(18,744)

4. Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of September 30, 2008 the balance on these notes was $23,225,000. In connection with the refinancing, the Partnership incurred early extinguishment of debt costs of approximately $418,083.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

Liquidity and Capital Resources

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. As of September 30, 2008 the balance on these notes was $23,225,000.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida. On August 7, 2008, the buyer closed on a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000. The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership is currently in discussion as to the distribution of cash reserves from the sale. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

As a result of the Refinancing, all of the Partnership’s seven properties are mortgaged. At the time of the Refinancing, the aggregate principal amount due under the seven mortgage notes was $23,225,000 and the aggregate fair market value of the Partnership’s mortgaged properties was $73,550,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

The General Partner has decided to distribute $825,847, or $.25 per unit, to the unit holders for the third quarter ended September 30, 2008. This represents the normal $.08 quarterly distribution plus a special distribution of $.17 per unit relating to the sale of the Country Roads property. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2008, the Partnership’s cash balance amounted to $8,361,812. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 54% at the end of September 2008, versus 57% for September 2007. The average monthly homesite rent as of September 30, 2008 was approximately $466, versus $455 from September 2007 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	189	56%	$466
Camelot Manor	335	124	37%	394
Dutch Hills	278	137	49%	395
El Adobe	367	211	58%	483
Stonegate Manor	308	131	43%	381
Sunshine Village	356	189	53%	586
West Valley	421	328	78%	552

Total on 9/30/08:	2,404	1,309	54%	$466
Total on 9/30/07:	2,404	1,370	57%	$455
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net Income (Loss)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	09/30/2008	09/30/2007	09/30/2008	09/30/2007
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$265,005	$333,319	$116,062	$118,145	$816,361	$1,025,388	$373,895	$392,198
Camelot Manor	184,381	251,632	39,239	88,952	578,054	628,205	147,742	190,979
Dutch Hills	174,237	218,937	63,771	62,033	561,462	586,814	198,137	207,917
El Adobe	321,375	409,179	157,225	85,683	958,007	1,032,230	498,101	399,205
Stonegate	178,757	232,409	38,328	50,774	585,443	627,001	241,977	145,488
Sunshine	364,469	367,330	88,456	164,673	1,032,441	1,263,160	404,096	656,953
West Valley	670,336	612,162	295,557	324,879	1,943,354	1,860,134	939,875	973,561
	2,158,560	2,424,968	798,638	895,139	6,475,122	7,022,932	2,803,823	2,966,301
Partnership Management	40,262	90,621	(43,560)	31,326	140,596	156,751	(237,783)	(140,912)
Other Expense	—	—	(72,057)	(126,024)	—	—	(144,853)	(320,769)

Interest Expense	—	—	(895,576)	(426,870)	—	—	(1,729,548)	(1,275,377)

Depreciation	—	—	(366,905)	(366,373)	—	—	(1,093,150)	(1,101,194)
Continuing Operations	$2,198,822	$2,515,589	$(579,460)	$7,198	$6,615,718	$7,179,683	$(401,511)	$128,048

Discontinued Operations	996,607	129,777	820,514	(18,744)	1,237,986	7,013,333	816,796	5,643,688
Total	$3,195,429	$2,645,366	$241,054	$(11,546)	$7,853,704	$14,193,016	$415,285	$5,771,736

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

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Gross revenues from continued operations decreased $316,767 to $2,198,822 in 2008, as compared to $2,515,589 in 2007. The decrease was the result of lower occupancy and home sales due to weak economic conditions. (See table on previous page.)

As described in the Statements of Operations, total operating expenses from continued operations increased $269,891, to $2,778,282 in 2008, as compared to $2,508,391 in 2007. The increase was primarily a result of the early extinguishment of debt costs of approximately $418,083, which was offset by reduced property operations expense and home sale expense.

As a result of the aforementioned factors, the Partnership experienced a loss from continuing operations of $579,460 for the third quarter of 2008 compared to income from continuing operations of $7,198 for the same period in 2007.

Discontinued Operations

Gross revenues from discontinued operations decreased $81,891 to $49,951 in 2008 as compared to $131,842 in 2007. The decrease was mainly due to the sale of Country Roads in early August 2008.

Total operating expenses from discontinued operations were $40,493 lower, moving from $150,586 in 2007 to $110,093 in 2008. The decreases were mainly due to the sale of Country Roads.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $60,142 for the third quarter of 2008, which was offset by the gain on the sale of the Country Roads in the amount of $880,656. As compared to the third quarter in 2007, the Partnership suffered a loss from discontinued operations of $18,744.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Gross revenues from continued operations decreased $563,965 to $6,615,718 in 2008, from $7,179,683 in 2007. The decrease was mainly due to a decrease in rent revenue due to lower occupancy as a result of weak economic conditions. (See table on previous page.)

As described in the Statements of Operations, total operating expenses from continued operations decreased $34,406 to $7,017,229 in 2008, as compared to $7,051,635 in 2007. The decrease was primarily a result of reduced administrative expense, property operations expense and home sale expense offset by minimal increases in property tax and utilities expenses and the early extinguishment of debt costs.

As a result of the aforementioned factors, the Partnership experienced a loss from continuing operations of $401,511 for the first nine months of 2008 compared to income from continuing operations of $128,048 for the same nine month period in 2007.

 Discontinued Operations

Gross revenues from discontinued operations decreased $492,604 to $291,330 in 2008 as compared to $899,354 in 2007. The decrease was mainly due to the sale of Country Roads in early August 2008.

Total operating expenses from discontinued operations were $639,207 lower, moving from $994,397 in 2007 to $355,190 in 2008. The decreases were mainly due to the sale of Country Roads.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $63,860 for the first nine months of 2008, which was offset by the gain on the sale of the Country Roads in the amount of $880,656. As compared to the same nine month period in 2007, the Partnership suffered a loss from discontinued operations of $95,043, which was offset by the gain on sale of Paradise Village in the amount of $5,738,731.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Partnership’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its investors.

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

Note Payable: At September 30, 2008 the Partnership had notes payable outstanding in the amount of $23,225,000. Interest on these notes is at a fixed annual rate of 6.625% through September 2013 at which time, the rate will reset to the lender’s then prevailing market rate.

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

2.
Real Estate Appraisals. The Partnership appraises its properties annually. Should the Partnership actually sell a property, the net cash proceeds from the sale may or may not correspond to the appraised value. In the event the appraised value exceeds the actual value, the Partnership’s ability to meet its obligations could be adversely affected.

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

7.
Competition. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. The Partnership’s inability to compete successfully with its competitors would adversely impact the Partnership’s financial results and operations.

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

Dated: November 12, 2008