Form 10-K
period 2008-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2009-03-30
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐         No ☒

The estimated aggregate net asset value of the units as of March 1, 2009 held by non-affiliates, as estimated by the General Partner (based on a 2009 appraisal of Partnership properties), was $36,959,219.  As of March 1, 2009, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

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

ITEM 1.           BUSINESS

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, leases, operates and ultimately will dispose of income producing residential real properties consisting of seven manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.  Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

The Partnership originally acquired seven properties in 1987 and acquired two additional Properties in 1988.  Paradise Village was sold in 2007, and Country Roads was sold in 2008.  Today the Partnership owns seven manufactured home communities.  They are Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate, Sunshine Village and West Valley.  The Partnership does not intend to acquire any other communities.

The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership.  There can be no assurance that such objectives can continue to be achieved.

On August 20, 1998, the Partnership borrowed $30,000,000 (the “Loan”) from GMAC Commercial Mortgage Corporation.  It secured the Loan by placing new mortgages on seven of its nine properties.  The note was payable in monthly installments of $188,878, including interest at 6.37% through March 2009.  The Partnership used the proceeds from the Loan to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage financing transaction.

On August 29, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2008, the balance on these notes was $23,133,242.  In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing, which are being amortized over the life of the mortgage of 25 years.  This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.  In addition, the Partnership recognized additional interest expense of $418,013 related to the write off of previously unamortized financing costs.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities.  Partnership operations commenced in April 1987, upon the acquisition of the first two Properties.  For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner").  The other six communities were purchased from unaffiliated third parties, of which, two have been sold as of December 31, 2008.  The Partnership rents home sites in the Properties to owners of manufactured homes.  It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition.  The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant").  In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida.  On May 17, 2007, the sale closed with a purchase price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000.  The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007.  The Partnership distributed approximately $3 million from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds.  As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

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

Each of the Properties competes with numerous similar facilities located in its geographic area.  The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,148 housing sites competing with the Partnership’s Sunshine Village.  The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,655 housing sites.  The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,700 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately twelve other communities in the Lansing, Michigan area offering approximately 3,878 housing sites.  In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites.  The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

Governmental Regulations

The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations.  For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations.  Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties.  The Partnership is required to give 90 days notice to the residents of Sunshine Village of any rate increase, reduction in services or utilities, or change in rules and regulations.  If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter.  In addition, if the Partnership seeks to sell Sunshine Village to the general public, it must notify any homeowners’ association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner.  If the Partnership receives an unsolicited bona fide offer to purchase the Property, it must notify any such homeowners’ association that it has received an offer, state to the homeowners’ association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners’ association.  The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan, Minnesota and Nevada, where its operations are conducted.

Employees

The Partnership employs three part-time employees to perform Partnership management and investor relations’ services.  The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties.  Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services.  Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties.  Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC.  The yearly salaries and expenses for local managers range from $20,000 to $45,000.  Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services.  Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The manufactured housing industry is now in the eighth consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

As a result of the geographic concentration of our properties in Michigan, Florida and Nevada, we are exposed to the risks of downturns in the local economy or other local real estate market conditions due to plants closing and industry slowdowns which could adversely affect occupancy rates, rental rates and property values in these markets.  Our income would also be adversely affected if residents were unable to pay rent or if sites were unable to be rented on favorable terms.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

The Partnership purchased all seven remaining manufactured housing communities for cash. As a result of the StanCorp Financing, all Properties are now encumbered with mortgages.

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

The table below contains certain information concerning the Partnership's seven properties.

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

The voting privileges of the Unit Holders are restricted to certain matters of fundamental significance to the Partnership.  The Unit Holders must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant.  The Unit Holders also have a right to vote on the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties.  Such matters must be approved by Unit Holders holding in the aggregate more than 50% of the then outstanding voting interests.   No matters were submitted to the Unit Holders for a vote during 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Units of the Partnership and it is not anticipated that one will ever develop.  During the last twelve months, less than ten percent (10.0%) of the Units have been transferred, including transfers due to death or intra-family transfers.  The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387.  In March 2009, the Properties were appraised at an aggregate fair market value of $54,250,000 plus cash reserves of $7,469,961, as of December 31, 2008. Assuming a sale of the seven properties in March 2009, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $36,959,219 or $11.18 per Unit.  There can be no assurance that the estimated net asset value could ever be realized.  As of December 31, 2008, the Partnership had 3,567 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years.  Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Limited Partnership Unit
Quarter Ended
March 31, 2008	$0.08
June 30, 2008	$0.08
September 30, 2008	$0.25
December 31, 2008	$0.08
March 31, 2007	$0.08
June 30, 2007	$0.98
September 30, 2007	$0.08
December 31, 2007	$0.08

The Partnership intends to continue to declare quarterly distributions.  However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.             SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Partnership as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Fiscal Year Ended December 31, 2008 (1)		Fiscal Year Ended December 31, 2007 (1)	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004

Total Assets		$32,878,885	$37,088,807	$36,187,560	$37,788,488	$40,749,401

Note Payable		$23,133,242	$25,687,191	$26,274,078	$26,824,354	$27,340,304

Revenue		$8,767,517	$9,266,016	$9,925,032	$10,596,088	$10,469,553
Operating Expenses		(9,671,900)	(9,138,283)	(9,888,507)	(10,175,001)	(9,255,820)

(Loss) Income from Continuing Operations		$(904,383)	$127,733	$36,525	$421,087	$1,213,733

Income from Discontinued Operations		$825,036	$5,656,661	$31,410	$101,144	$161,394

Total Net (Loss) Income	$	(79,347)	$5,784,394	$67,935	$522,231	$1,375,127

Distributions to Unit Holders, per Unit:		$.49	$1.22	$.36	$.81	$.92

(Loss) Income per Unit:
Continuing Operations		$(.27)	$.04	$.01	$.13	$.37

Discontinued Operations		$.25	$1.71	$.01	$.03	$.05

Weighted average Number of Units Outstanding:		3,303,387	3,303,387	3,303,387	3,303,387	3,303,387

(1)
As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida.  On May 17, 2007, the sale closed with a purchase  price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000.  The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007.  The Partnership distributed approximately $3 million from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds.  As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

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

As described in Item 1, the Partnership borrowed $30,000,000 from GMAC Commercial Mortgage Corporation in August 1998. The note was payable in monthly installments, including interest at 6.37% through March, 2009. The Loan was secured by mortgages on the Partnership’s Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley Properties. The Partnership used the proceeds from the Loan to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage transaction.

The Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2008 the balance on these notes was $23,133,242.

Future principal and interest payments under the StanCorp Financing are scheduled to be $1,903,668 each year for the period from 2009 through 2013.

In connection with the new mortgage debt, The Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years.  This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC.

 The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida.  On May 17, 2007, the sale closed with a purchase price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000.  The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007.  The Partnership distributed approximately $3 million from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds.  As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs.  The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis.   While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves.  As of December 31, 2008, the Partnership had $7,469,961 in cash balances.

In February 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held.  Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2008, the Partnership made distributions to the Unit Holders of $1,618,660, which is equal, on an annualized basis, to a 2.9% return on their adjusted capital contributions ($0.49 per $17.11 Unit).  Distributions paid to Unit Holders in 2007 totaled $4,030,132 and $1,189,219 was paid in 2006.

The distributions paid in 2008 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,033,000.  As described in Note 8 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2008 was approximately $45,948,000.  No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders.  At December 31, 2008, the unpaid amount to be distributed to the General Partner was approximately $11,932,000.

Revenue and Net (Loss) Income

For the years ended December 31, 2008, 2007 and 2006, net (loss) income from Continuing Operations was ($904,383), $127,733 and $36,525 and gross revenue from Continuing Operations was $8,767,517, $9,266,016 and $9,925,032, respectively.

For the years ended December 31, 2008, 2007 and 2006, net income from Discontinued Operations was $825,036, $5,656,661 and $31,410 and gross revenue from Discontinued Operations was $300,720, $7,148,584 and $2,062,104, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner.  The Partnership paid these employees an aggregate of $225,649, $160,164, and $138,288, in 2008, 2007 and 2006 respectively, to perform partnership management and investor relation services for the Partnership.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 54% for the year ended December 31, 2008, as compared to 55% for the fiscal year December 31, 2007, and 60% for the fiscal year ended December 31, 2006.  The average monthly rent (not weighted average) was approximately $465 per home site for the year ended December 31, 2008, as compared to $455 for the year ended December 31, 2007 and $444 for the year ended December 31, 2006.  The manufactured housing industry in general has experienced lower retail sales over the past three years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total Sites	Occupied Sites			Occupancy Rate			Average Rent
		2008	2007	2006	2008	2007	2006	2008	2007	2006
Ardmor Village	339	183	194	209	54%	57%	62%	$466	$452	$438
Camelot Manor	335	124	129	146	37%	39%	44%	394	385	378
Dutch Hills	278	133	145	156	48%	52%	56%	395	386	386
El Adobe	367	208	219	227	57%	60%	62%	483	471	459
Stonegate Manor	308	129	140	154	42%	46%	50%	381	372	372
Sunshine Village	356	224	211	262	63%	59%	74%	587	578	550
West Valley	421	328	316	311	78%	75%	74%	552	540	525

Overall	2,404	1,329	1,354	1,465	54%	55%	60%	$465	$455	$444

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2008, 2007, and 2006.

	GROSS REVENUE			NET OPERATING INCOME (LOSS) AND NET INCOME (LOSS)
	2008	2007	2006	2008	2007	2006
Ardmor Village	$1,136,131	$1,289,938	$1,201,160	$520,106	$517,946	$491,524
Camelot Manor	751,211	786,013	800,237	199,064	246,172	228,264
Dutch Hills	729,895	760,410	828,800	259,814	271,846	218,426
El Adobe	1,281,040	1,353,639	1,293,961	608,861	573,486	560,289
Stonegate Manor	767,659	795,325	812,032	266,387	194,735	225,170
Sunshine Village	1,440,829	1,603,477	2,645,150	427,743	695,779	1,366,778
West Valley	2,509,790	2,399,505	2,341,063	1,237,676	1,286,489	1,095,981
	8,616,555	8,988,307	9,922,403	3,519,651	3,786,453	4,186,432
Partnership Management Income and Expense	$150,962	$277,709	$2,629	(333,621)	(110,679)	(384,639)

Other Expenses				(513,324)	(383,622)	(563,905)

Interest Expense				(2,120,139)	(1,698,382)	(1,735,032)

Depreciation				(1,456,950)	(1,466,037)	(1,466,331)

Continuing Operations	8,767,517	9,266,016	9,925,032	(904,383)	127,733	36,525

Discontinued Operations	300,720	1,409,853	2,062,104	825,036	5,656,661	31,410

TOTAL	$9,068,237	$10,675,869	$11,987,136	$(79,347)	$5,784,394	$67,935

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

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Total revenues from continuing operations decreased $498,499 to $8,767,517 in 2008, compared to $9,266,016 in 2007.  The decrease is primarily the result of a decrease in occupancy.  The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property.

The Partnership’s operating expenses from continuing operations increased $533,617, to $9,671,900 in 2008, compared to $9,138,283 in 2007.  Property operations expense increased due to costs associated with moving residents from a competitor community to Sunshine Village to reduce occupancy losses.  In addition, interest expense increased due to the write off of $418,083 in financing costs associated with the previous mortgage payable.

As a result of the aforementioned factors, continuing operations experienced a net loss of $904,383 in 2008 compared to net income of $127,733 in 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Total revenues from continuing operations decreased $659,016 to $9,266,016 in 2007, compared to $9,925,032 in 2006.  The decrease is primarily the result of a decrease in occupancy, and lower home sale income.  The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property.

The Partnership’s operating expenses from continuing operations decreased $750,224, to $9,138,283 in 2007, compared to $9,888,507 in 2006.  With the exception of property tax expense, all expenses decreased in 2007 compared to 2006 due primarily to cost saving initiatives implemented by the Partnership.

As a result of the aforementioned factors, net income from continuing operations increased $91,208 from $36,525 in 2006 to $127,733 in 2007.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

During 2007, industry conditions remained depressed due to the lack of available retail financing.  Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2008.  In addition, the affordability and ease of financing site built homes, until recently,  continued to provide competition for the manufactured housing industry.  As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround.  As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida.  On May 17, 2007, the sale closed with a purchase price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000.  The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007.  The Partnership distributed approximately $3 million from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds.  As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

The Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2008 the balance on these notes was $23,133,242.

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

Notes Payable: At December 31, 2008 the Partnership had notes payable outstanding in the amount of $23,133,242, collateralized by the seven remaining properties within the Partnership.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2008 and 2007

(iii)	Statements of Income for the fiscal years ended December 31, 2008, 2007 and 2006

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2008, 2007 and 2006

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2008, 2007 and 2006

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 59 became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997.  He is also the sole owner of GP P.I. Associates Corp,  the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund, a public limited partnership which owns and operates four manufactured housing communities.  Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

Joel Schwartz, CPA, 47, became Chief Financial Officer of Uniprop Inc. on June 1, 2004.  Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations.  From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies.  From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation.  Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989.  Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

Jody Burttram, 48, became Independent Director of Genesis Associates in 2007.  As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Roger Zlotoff, 48, is President and Chief Operating Officer of Uniprop, Inc.  He has been with Uniprop since October 18, 1999.  Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties.  From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL.  Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994.  Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities.  This incentive management interest is 15% of distributable cash from operations in any quarter.  However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return.  During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,033,000 less than the 10% cumulative preferred return due Unit Holders.  Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution.  For 2008, approximately $273,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2008 was $11,932,000.  The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time.  The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred.  No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $45,948,000, as of December 31, 2008, is first distributed to the Unit Holders.  In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid.  The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions.  No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2008.  The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it.  Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected.  The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services.  During the last fiscal year, Uniprop AM, LLC received property management fees totaling $380,000.  The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $225,649 during 2008 to perform partnership management, and investor relation services for the Partnership.  It is anticipated comparable amounts will be paid in the next fiscal year.  Uniprop Homes, Inc., a related entity, received commissions totaling $46,445 in 2008 for certain services provided as a broker/dealer of manufactured homes for the communities.  Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the years ended December 31, 2008 and 2007.  The Partnership also retained BDO Seidman, LLP to provide other services in 2008 and 2007.

The aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

	2008	2007
(1) Audit Fees	$80,000	$63,800
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$16,500	$16,500
(4) All Other Fees	$0	$0

(5) Total	$96,500	$80,300

Audit fees:  pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees:  pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman, LLP in 2008 and 2007 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2008 and 2007

(iii)	Statements of Income for the fiscal years ended December 31, 2008, 2007 and 2006

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2008, 2007 and 2006

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2008, 2007 and 2006

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2008.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal       year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership(Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd.(As last submitted with Form 10-K for the fiscal year ended December 31,1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop,Inc. (As last submitted with Form 10-K for the fiscal year ended December31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

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

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 2009.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 27, 2009

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
Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

99.1	Letter summary of the estimated fair market values of the Partnership's eight manufactured housing communities, as of February 2008.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership), as of December 31, 2008 and 2007, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Troy, Michigan
March 27, 2009

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2008	2007

Assets

Property and Equipment
Buildings and improvements	$41,241,255	$41,055,929
Land	8,952,937	8,952,937
Furniture and equipment	560,906	535,620

	50,755,098	50,544,486
Less accumulated depreciation	28,197,016	26,751,801

Net Property and Equipment	22,558,082	23,792,685

Cash	7,469,961	8,715,423
Manufactured homes and improvements	787,563	699,540
Unamortized financing costs	679,922	428,541
Other assets	1,383,357	1,291,121
Asset of discontinued operations	-	2,161,497

	$32,878,885	$37,088,807

Liabilities and Partners’ Equity

Note payable	$23,133,242	$25,687,191
Accounts payable	91,120	142,026
Other liabilities	489,596	363,322
Liabilities of discontinued operations	-	33,334

Total Liabilities	23,713,958	26,225,873

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	8,746,499	10,443,713
General partner	418,428	419,221

Total Partners’ Equity	9,164,927	10,862,934

	$32,878,885	$37,088,807
See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Income

Year Ended December 31,	2008	2007	2006
Revenue
Rental	$7,088,651	$7,420,226	$7,963,995
Home sale income	889,568	886,693	1,119,095
Other	789,298	959,097	841,942

	8,767,517	9,266,016	9,925,032

Operating Expenses
Administrative	2,267,489	2,288,136	2,702,898
Property taxes	1,003,404	1,054,276	889,809
Utilities	612,573	613,041	633,835
Property operations	1,111,854	997,834	1,251,355
Depreciation	1,456,950	1,466,037	1,466,331
Interest	2,120,139	1,698,382	1,735,128
Home sale expense	1,099,491	1,020,577	1,209,151

	9,671,900	9,138,283	9,888,507

(Loss) Income from Continuing Operations	(904,383)	127,733	36,525

Discontinued Operations
(Loss) income from discontinued operations	(55,620)	(82,070)	31,410
Net gain on sale of discontinued operations	880,656	5,738,731	-

Income from Discontinued Operations	825,036	5,656,661	31,410

Net (Loss) Income	$(79,347)	$5,784,394	$67,935

(Loss) Income Per Limited Partnership Unit - Continuing Operations	$(.27)	$.04	$.01
Income Per Limited Partnership Unit - Discontinued Operations	$.25	$1.71	$.01

Total (Loss) Income Per Limited Partnership Unit	$(.02)	$1.75	$.02

Distributions Per Limited Partnership Unit	$.49	$1.22	$.36

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387	3,303,387

Net (Loss) Income Allocable to General Partner	$(793)	$57,844	$680

Distributions Allocable to General Partner	$-	$-	$-
See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2008, 2007 and 2006

	General
	Partner	Unit Holders	Total

Balance, January 1, 2006	$360,697	$9,869,259	$10,229,956

Distributions to unit holders	-	(1,189,219)	(1,189,219)

Net income for the year	680	67,255	67,935

Balance, December 31, 2006	361,377	8,747,295	9,108,672

Distributions to unit holders	-	(4,030,132)	(4,030,132)

Net income for the year	57,844	5,726,550	5,784,394

Balance, December 31, 2007	419,221	10,443,713	10,862,934

Distributions to unit holders	-	(1,618,660)	(1,618,660)

Net loss for the year	(793)	(78,554)	(79,347)

Balance, December 31, 2008	$418,428	$8,746,499	$9,164,927
See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2008	2007	2006

Cash Flows From Operating Activities
Net (loss) income	$(79,347)	$5,784,394	$67,935
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,516,524	1,592,619	1,907,000
Amortization and write off of deferred financing costs	442,417	20,916	20,916
Gain on sale of property	(880,656)	(5,738,731)	-
(Increase) decrease in manufactured homes and improvements	(76,350)	102,444	(23,211)
(Increase) decrease in other assets	(34,497)	266,398	135,387
(Decrease) increase in accounts payable	(67,727)	(142,559)	126,402
Increase (decrease) in other liabilities	109,761	(123,569)	(55,770)

Net Cash Provided By Operating Activities	930,125	1,761,912	2,178,659

Cash Flows From Investing Activities
Purchase of property and equipment	(243,180)	(103,616)	(354,633)
Net proceeds from sale of property	2,934,000	11,323,487	-

Net Cash Provided By (Used In) Investing Activities	2,690,820	11,219,871	(354,633)

Cash Flows From Financing Activities
Distributions to unit holders	(1,618,660)	(4,030,132)	(1,189,219)
Payment on prior mortgage	(25,687,191)	-	-
Proceeds from mortgage refinancing	23,225,000	-	-
Repayments of notes payable	(91,758)	(586,887)	(550,276)
Debt issuance costs	(693,798)	-	-

Net Cash Used In Financing Activities	(4,866,407)	(4,617,019)	(1,739,495)

Net (Decrease) Increase In Cash	(1,245,462)	8,364,764	84,531

Cash, at beginning of year	8,715,423	350,659	266,128

Cash, at end of year	$7,469,961	$8,715,423	$350,659
See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1. Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven, eight and nine at December 31, 2008, 2007, and 2006, respectively, manufactured housing communities (the “properties”) located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.  One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2008.

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

Accumulated depreciation on continuing properties for tax purposes was $28,197,000 and $26,777,000 as of December 31, 2008 and 2007, respectively.

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Manufactured Homes and Improvements

Manufactured homes and improvements are stated at the lower of cost or market and represent manufactured homes held for sale. No reserve was considered necessary as of December 31, 2008 and 2007.

Financing Costs

As a result of the refinance of the mortgage note payable during 2008, costs to obtain the financing (see Note 3) have been capitalized and are being amortized over the 25-year term of the related mortgage note payable. Previously deferred financing costs were written off.

Revenue Recognition

Rental income attributable to leases is recorded when due from the lessees. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sale transaction.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

2. Other Assets
At December 31, 2008 and 2007, “Other Assets” included cash of approximately $242,000 and $237,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

At December 31, 2008 and 2007, “Other assets” also included cash of approximately $80,000 and $102,000, respectively, in a security deposit escrow account for the Partnership’s Sunshine Village property, which is required by law in the state of Florida and is restricted from operating use. Also included are accounts receivable of $912,000 and $847,000, primarily relating to balances due on the home loan contracts and prepaid costs of $95,000 and $105,000, at December 31, 2008 and 2007, respectively.

3. Note Payable
In 1998, the Partnership entered into a $30,000,000 note payable agreement.  The note was payable in monthly installments of $188,878, including interest at 6.37%, through March, 2009. The note was secured by mortgages on the Partnership’s Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley properties. The Partnership used the proceeds from the note to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage transaction.

During 2008, the Partnership refinanced the mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC  in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2008, the balance on these notes was $23,133,242. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years. This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.  In addition, the Partnership recognized additional interest expense of $418,083 related to the write off of previously unamortized financing costs.

Future maturities on the note payable for the next five years and thereafter are as follows: 2009 - $382,568; 2010 - $408,698; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; and thereafter - $20,940,643.

4. Other Liabilities	Other liabilities consisted of:

December 31,	2008	2007

Tenants’ security deposits	$263,655	$248,923
Accrued interest	127,715	95,449
Other	98,226	18,950

Total	$489,596	$363,322

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

Certain employees of affiliates of the General Partner were paid an aggregate of $225,649 during 2008 to perform partnership management, and investor relation services for the Partnership.  Uniprop Homes, Inc., a related entity, received commissions totaling $46,445 in 2008 for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the properties in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2008, 2007 and 2006, the affiliate earned property management fees from continuing operations of $380,000, $401,000, and $438,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $9,100 and $3,600 by the affiliate at December 31, 2008 and 2007, respectively, for previously overpaid fees..

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to share in a contingent purchase price that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership’s operations and the amounts received upon the sale, financing or other disposition of the related properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

7. Reconciliation of	Year Ended December 31,	2008	2007	2006
Financial Statement
Income and Taxable	(Loss) income per the
Income	financial statements	$(79,347)	$5,784,394	$67,935

	(Loss) on disposal of assets	(206,918)	(352,482)	-

	Adjustments to depreciation
	for difference in methods	8,751	9,499	130,626

	Adjustments for prepaid
	rent, meals and
	entertainment	2,250	(5,651)	40

	(Loss) Income Per the
	Partnership’s Tax Return	$(275,265)	$5,435,760	$198,601

8. Partners’ Capital
Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,033,000 and $1,622,000, and $4,463,000 in 2008, 2007 and 2006, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $45,948,000 as of December 31, 2008 has been distributed to the unit holders.

At December 31, 2008, the general partner’s cumulative incentive management interest to be distributed was approximately $11,932,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2009.

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

9. Supplemental Cash Flow Information	Interest paid during 2008, 2007 and 2006 was approximately $1,678,000, $1,680,000, and $1,716,000, respectively.

10. Discontinued Operations
As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately $ 881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all years presented.

As described in Form 8-K dated March 13, 2007, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Paradise Village Manufactured Housing Community located in Tampa, Florida.  On May 17, 2007, the sale closed with a purchase price of $11,725,000 less closing costs for a net proceeds amount of $11,323,000.  The Partnership recognized a gain on sale of property totaling $5,739,000 for the quarter ended June 30, 2007.  The proceeds of the sale will be maintained in reserve until such time as the general partner determines the optimal use of the funds.  As a result of the sale, the Partnership has classified the Paradise Village community and associated financial results as “discontinued operations” in the accompanying financial statements for all years presented.

The major classes of assets and liabilities of the discontinued operations included in the accompanying 2007 balance sheet was as follows:

December 31,	2007

Property and equipment, net	$1,869,838
Manufactured homes and improvements	113,576
Other assets	178,083

Total Assets of Discontinued Operations	$2,161,497

Accounts payable	$16,820
Other liabilities	16,514

Total Liabilities of Discontinued Operations	$33,334

Below is a summary of the results of operations of the Country Roads and Paradise Village property through disposition date:

Year Ended December 31,	2008	2007	2006

Rental income	$254,000	$858,000	$1,640,000
Home sale income	-	66,000	232,000
Other Income	47,000	487,000	190,000
Administrative expenses	(183,000)	(830,000)	(750,000)
Property tax expense	(32,000)	(229,000)	(215,000)
Utilities expense	(47,000)	(97,000)	(134,000)
Property operations	(35,000)	(144,000)	(261,000)
Depreciation expense	(60,000)	(127,000)	(441,000)
Home sale expense	-	(66,000)	(230,000)

(Loss) Income From Discontinued Operations	(56,000)	(82,000)	31,000

Gain on Sale of Discontinued Operations	881,000	5,739,000	-

Income From Discontinued Operations	$825,000	$5,657,000	$31,000

11. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2007 through December 31, 2008:

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,

Revenues From Continuing Operations	$2,274	$2,143	$2,199	$2,152

Income (Loss) from Continuing Operations	$83	$95	$(579)	$(503)
Income (Loss) from Discontinued Operations	3	(7)	821	8

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$.03	$.03	$(.18)	$(.15)
Income Per Limited Partnership Unit from Discontinued Operations	-	-	.25	-

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,

Revenues From Continuing Operations	$2,256	$2,408	$2,515	$2,087

Income from Continuing Operations	$51	$67	$8	$1
Income (Loss) from Discontinued Operations	73	5,591	(19)	12

Income Per Limited Partnership Unit from Continuing Operations	$.02	$.02	$-	$-
Income Per Limited Partnership Unit from Discontinued Operations	.02	1.69	-	-

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

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2008

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village (Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,238,944	$1,067,373	$5,491,955	$6,559,328	$3,683,616	1987	30 years

Sunshine Village	4,183,407	1,215,862	4,875,878	-	464,907	1,215,862	5,340,785	6,556,647	3,698,339	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,159,974	918,949	4,841,025	5,759,974	3,184,946	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	867,820	881,219	4,226,591	5,107,810	2,789,141	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	979,214	970,859	4,700,443	5,671,302	3,035,438	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	472,058	1,519,964	6,392,058	7,912,022	4,423,676	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,010	1,089,598	2,378,711	10,248,398	12,627,109	6,894,446	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,172	$6,272,515	$8,952,937	$41,241,255	$50,194,192	$27,709,602

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2008

1. Reconciliation of Land	The following table reconciles the land from January 1, 2006 to December 31, 2008:

	2008	2007	2006

Balance, at January 1	$9,627,592	$11,666,645	$11,666,645

Cost of land sold	(674,655)	(2,039,053)	-

Balance, at December 31	$8,952,937	$9,627,592	$11,666,645

2. Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2006 to December 31, 2008:

	2008	2007	2006

Balance, at January 1	$44,496,155	$52,851,390	$52,591,224

Additions to buildings and improvements	218,220	180,884	260,166
Cost of assets sold	(3,473,120)	(8,536,119)	-

Balance, at December 31	$41,241,255	$44,496,155	$52,851,390

3. Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2006 to December 31, 2008:

	2008	2007	2006

Balance, at January 1	$28,529,251	$32,358,688	$30,496,006

Current year depreciation expense	1,444,517	1,562,637	1,862,682
Accumulated depreciation on assets sold	(2,264,166)	(5,392,074)	-

Balance, at December 31	$27,709,602	$28,529,251	$32,358,688

4. Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.