Form 10-Q
period 2009-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2009-05-13
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2009

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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2009	December 31, 2008
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,365,952	41,241,255
Furniture And Fixtures	568,550	560,906
	$50,887,439	$50,755,098

Less Accumulated Depreciation	(28,566,577)	(28,197,016)
	$22,320,862	$22,558,082

Cash And Cash Equivalents	7,284,178	7,469,961
Unamortized Finance Costs	672,984	679,922
Manufactured Homes and Improvements	791,106	787,563
Other Assets	1,467,130	1,383,357

Total Assets	$32,536,260	$32,878,885

LIABILITIES & PARTNERS' EQUITY	March 31,2009	December 31, 2008
	(Unaudited)

Accounts Payable	$329,875	$91,120
Other Liabilities	511,754	489,596
Notes Payable	23,039,957	23,133,242

Total Liabilities	$23,881,586	$23,713,958

Partners' Equity:
General Partner	415,968	418,428
Unit Holders	8,238,706	8,746,499

Total Partners' Equity	$8,654,674	$9,164,927

Total Liabilities And
Partners' Equity	$32,536,260	$32,878,885

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
(Unaudited)	March 31, 2009	March 31, 2008

Income:
Rental Income	$1,807,066	$1,811,248
Home Sale Income	159,890	211,394
Other	140,661	251,483

Total Income	$2,107,617	$2,274,125

Operating Expenses:
Administrative Expenses (Including $96,014 and $102,568, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2009 and 2008, respectively)	650,593	605,663
Property Taxes	247,222	230,589
Utilities	168,200	155,971
Property Operations	385,190	152,917
Depreciation	369,560	363,923
Interest	389,054	417,514
Home Sale Expense	143,780	264,057

Total Operating Expenses	$2,353,599	$2,190,634

(Loss) Income from Continued Operations	$(245,982)	$83,491

Income from Discontinued Operations	-	$2,669

Net (Loss) Income	$(245,982)	$86,160

(Loss) Income per Lmited Partnership Uniit - Continued Operations	(0.07)	0.03
Income per Limited Partnership Unit - Discontinued Operations	-	-

Distribution Per Unit:	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2009 and 2008	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2008	$418,428	$8,746,499	$9,164,927
Distributions	-	(264,271)	(264,271)
Net (Loss)	(2,460)	(243,522)	(245,982)

Balance as of March 31, 2009	$415,968	$8,238,706	$8,654,674

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	March 31,2009	March 31,2008

Cash Flows From Operating Activities:
Net (Loss) Income	$(245,982)	$86,160

Adjustments To Reconcile Net (Loss) Income
To Net Cash Provided By
Operating Activities:
Depreciation	369,560	393,934
Amortization	6,938	5,229
(Increase) Decrease in Manufactured Homes and Home Improvements	(3,543)	23,223
Increase In Other Assets	(83,773)	(53,187)
Increase (Decrease) In Accounts Payable	238,755	(5,194)
Increase In Other Liabilities	22,158	23,134

Total Adjustments	$550,095	$387,139

Net Cash Provided By
Operating Activities	$304,113	$473,299

Cash Flows Used In Investing Activities:
Purchase of property and equipment	$(132,340)	$(10,276)

Cash Flows From Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payment On Mortgage	(93,285)	(153,776)

Net Cash Used In
Financing Activities	$(357,556)	$(418,047)

(Decrease) Increase In Cash and Equivalents	$(185,783)	$44,976
Cash and Equivalents, Beginning	7,469,961	8,715,423

Cash and Equivalents, Ending	$7,284,178	$8,760,399

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2009 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2008.

2.           Recent Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”)  ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 was effective for financial statements issued for fiscal years or interim periods beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of an entity’s derivative and hedging activities.  SFAS No. 161 was effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements.  We adopted the deferred provisions of SFAS No. 157 effective January 1, 2009 and impacts the way in which we calculate fair value for assets and liabilities when conditions exist that require us to calculate the fair value of long-lived assets.  The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may adopt it early for interim and annual periods ending after March 15, 2009.  Early adoption of this FSP requires early adoption of FSP FAS 115-2, and FSP FAS 157-4.  The Partnership has not early adopted this FSP and does not expect it will have a material impact on its financial statements.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.”  This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may adopt it early for interim and annual periods ending after March 15, 2009.  Early adoption of this FSP requires early adoption of FSP FAS 115-2 and FAS 124-2.  The Partnership has not early adopted this FSP and does not expect it will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on its financial statements.

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

The major classes of revenue and expenses of Discontinued operations for the period ending March 31, 2008, were as follows:

(1) Total Revenue of $123,925 consisting of Rent Revenue of $109,520 and Other Revenue of $14,405; and (2) Total Operating Expenses of $121,256, consisting of Administrative Expenses of $46,089, Property Tax Expenses of $14,856, Utility Expenses of $13,964, Property Operation Expenses of $16,336, and Depreciation Expense of $30,011.

4.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of March 31, 2009 the balance on these notes was $23,039,957.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2009 - $289,283; 2010 - $408,698; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; and thereafter - $20,940,643.

5.        Fair Value Measurements:

The Partnership does not have assets or liabilities which are measured at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our balance sheets include long lived assets that are measured at fair value to test for and measure an impairment change, when necessary.  No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the quarter ended March 31, 2009.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties.  There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements of this Report for recent accounting pronouncements that may have an impact on the Company’s consolidated financial statements.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of March 31, 2009 the balance on these notes was $23,039,957.
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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2009. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2009, the Partnership’s cash balance amounted to $7,284,178. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 54% at the end of March 2009 and March 2008. The average monthly homesite rent as of March 31, 2009 was approximately $469, versus $461 from March 2008 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	182	54%	$480
Camelot Manor	335	125	37%	394
Dutch Hills	278	131	47%	404
El Adobe	367	204	56%	483
Stonegate Manor	308	125	41%	390
Sunshine Village	356	235	66%	586
West Valley	421	328	78%	552

Total on 3/31/09:	2,404	1,330	54%	$469
Total on 3/31/08:	2,404	1,339	54%	$461
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) ncome
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
	three months ended		three months ended

Ardmor	$261,246	$263,728	$123,502	$130,270
Camelot Manor	185,908	208,436	38,766	45,554
Dutch Hills	166,615	215,849	72,734	50,661
El Adobe	312,992	308,174	165,182	172,387
Stonegate	157,997	243,269	52,893	139,205
Sunshine	395,750	346,592	169,910	178,999
West Valley	613,448	633,689	365,902	324,618
	2,093,956	2,219,737	988,889	1,041,694
Partnership Management	13,661	54,388	(206,961)	(144,318)
Other Expense	—	—	(269,296)	(32,448)

Interest Expense	—	—	(389,054)	(417,514)

Depreciation	—	—	(369,560)	(363,923)
Continuing Operations	$2,107,617	$2,274,125	$(245,982)	$83,491

Discontinued Operations	—	123,925	—	2,669
	$2,107,617	$2,398,050	$(245,982)	$86,160

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

Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008
Gross revenues from continuing operations decreased $166,508 to $2,107,617 in 2009, from $2,274,125 in 2008.  This was mainly due to decreased home sale activity and other income, such as interest and miscellaneous income.

As described in the Statements of Operations, total operating expenses increased $162,965, to $2,353,599 in 2009, as compared to $2,190,634 in 2008.  This was mainly a result of increased property operations expenditures relating to the relocation of residents from a neighboring, closed manufactured home community into the Sunshine Village property, in Davie, Florida.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $245,982 for the first quarter of 2009 compared to Net Income of $83,491 for the first quarter of 2008.

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

Note Payable:  At March 31, 2009 the Partnership had notes payable outstanding in the amount of $23,039,957.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

None.

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

ITEM 6.         EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

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

Dated: May 13, 2009