Form 10-Q
period 2009-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2009-08-07
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2009
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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	June 30, 2009 (Unaudited) and
	December 31, 2008	3

	Statements of Operations
	Six and Three months ended June 30, 2009
	and 2008 (Unaudited)	4

	Statement of Partners’ Equity
	Six months ended June 30, 2009 (Unaudited)	5

	Statements of Cash Flows
	Six months ended June 30, 2009 and 2008 (Unaudited)	6

	Notes to Financial Statements
	June 30, 2009 (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	13

ITEM 4.	CONTROLS AND PROCEDURES	13

PART II	OTHER INFORMATION	14

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 1A.	RISK FACTORS	14

ITEM 6.	EXHIBITS	14

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	June 30,2009	December 31, 2008
	(Unaudited)

ASSETS

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,388,076	41,241,255
Furniture And Fixtures	572,012	560,906
	$50,913,025	$50,755,098

Less Accumulated Depreciation	(28,925,113)	(28,197,016)
	$21,987,912	$22,558,082

Cash And Cash Equivalents	7,095,478	7,469,961
Unamortized Finance Costs	666,046	679,922
Manufactured Homes and Improvements	514,050	787,563
Other Assets	1,822,390	1,383,357

Total Assets	$32,085,876	$32,878,885

	June 30,2009	December 31, 2008
	(Unaudited)

LIABILITIES & PARTNERS' EQUITY

Accounts Payable	$113,409	$91,120
Other Liabilities	674,880	489,596
Notes Payable	22,945,117	23,133,242

Total Liabilities	$23,733,406	$23,713,958

Partners' Equity:
General Partner	415,589	418,428
Unit Holders	7,936,881	8,746,499

Total Partners' Equity	$8,352,470	$9,164,927

Total Liabilities And
Partners' Equity	$32,085,876	$32,878,885

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Income:
Rental Income	$3,628,871	$3,568,262	1,821,805	1,757,014
Home Sale Income	385,140	424,634	225,250	213,240
Other	281,013	424,000	140,352	172,517

Total Income	$4,295,024	$4,416,896	2,187,407	2,142,771

Operating Expenses:
Administrative Expenses

(Including $192,793, $201,775, $96,779 and $99,207, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2009 and 2008 Respectively)	1,199,756	1,103,295	549,163	497,632
Property Taxes	492,979	461,109	245,757	230,520
Utilities	311,894	301,709	143,694	145,738
Property Operations	551,551	334,841	166,361	181,924
Depreciation	728,097	722,753	358,537	358,830
Interest	776,546	833,972	387,492	416,458
Home Sale Expense	518,116	477,777	374,336	213,720

Total Operating Expenses	$4,578,939	$4,235,456	$2,225,340	$2,044,822

(Loss) Income from Continued Operations	$(283,915)	$181,440	$(37,933)	$97,949

(Loss) Income from Discontinued Operations	$0	$(7,209)	$0	$(9,878)

Net (Loss) Income	$(283,915)	$174,231	$(37,933)	$88,071

(Loss) Income Per Unit:
Continued Operations	(0.09)	0.05	(0.02)	0.03
Discontinued Operations	0.00	0.00	0.00	0.00

Distribution Per Unit:	0.16	0.16	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2009 and 2008.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2008	$418,428	$8,746,499	$9,164,927
Distributions		(528,542)	(528,542)
Net (Loss) Income	(2,839)	(281,076)	$(283,915)

Balance as of June 30, 2009	$415,589	$7,936,881	$8,352,470

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	June 30,2009	June 30,2008

Cash Flows From Operating Activities:
Net (Loss) Income	$(283,915)	$174,231

Adjustments To Reconcile Net (Loss) Income
To Net Cash Provided By
Operating Activities:
Depreciation	728,097	785,819
Amortization	13,876	10,458
Decrease (Increase) in Manufactured Homes and Home Improvements	273,513	(203,374)
Increase In Other Assets	(439,033)	(394,123)
Increase In Accounts Payable	22,289	19,668
Increase In Other Liabilities	185,284	178,276

Total Adjustments	$784,026	$396,724

Net Cash Provided By
Operating Activities	$500,111	$570,955

Cash Flows Used In Investing Activities:
Purchase of property and equipment	$(157,927)	$(36,682)

Cash Flows From Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payment On Mortgage	(188,125)	(305,575)
Deferred Financing Cost	0	(232,250)

Net Cash Used In
Financing Activities	$(716,667)	$(1,066,367)

Decrease In Cash and Equivalents	$(374,483)	$(532,094)
Cash and Equivalents, Beginning	7,469,961	8,715,423

Cash and Equivalents, Ending	$7,095,478	$8,183,329

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2009 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.           Recent Accounting Pronouncements:

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

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have a significant impact on our financial statements.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have a significant impact on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

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

The major classes of revenue and expenses of Discontinued operations for the period ending June 30, 2008, were as follows:

(1) Total Revenue of $241,379 consisting of Rent Revenue of $213,500 and Other Revenue of $27,879; and (2) Total Operating Expenses of $248,588, consisting of Administrative Expenses of $93,411, Property Tax Expenses of $29,712, Utility Expenses of $33,485, Property Operation Expenses of $28,914, and Depreciation Expense of $63,066.

4.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of June 30, 2009 the balance on these notes was $22,945,117.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2009 - $194,443; 2010 - $408,698; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; and thereafter - $20,940,643.

5.           Fair Value Measurements:

The Partnership does not have assets or liabilities which are measured at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our balance sheets include long lived assets that are measured at fair value to test for and measure an impairment change, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the quarter ended June 30, 2009.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. As of June 30, 2009 the balance on these notes was $22,945,117.The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2009. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2009, the Partnership’s cash balance amounted to $7,095,478. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 53% at the end of June 2009 versus 54% at the end of June 2008. The average monthly homesite rent as of June 30, 2009 was approximately $473, versus $463 from June 2008 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	181	53%	$480
Camelot Manor	335	125	37%	403
Dutch Hills	278	129	46%	404
El Adobe	367	201	55%	498
Stonegate Manor	308	125	41%	390
Sunshine Village	356	232	65%	586
West Valley	421	325	77%	552

Total on 6/30/09:	2,404	1,318	53%	$473
Total on 6/30/08:	2,404	1,326	54%	$463
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss) Income
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	06/30/2009	06/30/2008	06/30/2009	06/30/2008
	three months ended		three months ended		six months ended		six months ended

Ardmor	$268,987	$287,628	$103,974	$127,563	$530,233	$551,356	$227,476	$257,833
Camelot Manor	153,124	185,237	46,405	62,949	339,032	393,673	85,171	108,503
Dutch Hills	170,791	171,376	67,961	83,705	337,406	387,225	140,695	134,366
El Adobe	330,722	328,458	155,436	168,489	643,714	636,632	320,618	340,876
Stonegate	180,493	163,417	52,022	64,444	338,490	406,686	104,915	203,649
Sunshine	411,097	321,380	172,607	136,641	806,847	667,972	342,517	315,640
West Valley	668,061	639,329	255,689	319,701	1,281,509	1,273,018	621,591	644,318
	2,183,275	2,096,825	854,094	963,492	4,277,231	4,316,562	1,842,983	2,005,185
Partnership Management	4,132	45,946	(110,955)	(49,905)	17,793	100,334	(317,916)	(194,223)
Other Expense	——	——-	(35,043)	(40,350)	——-	——-	(304,339)	(72,797)

Interest Expense	——	——-	(387,492)	(416,458)	———	——-	(776,546)	(833,972)

Depreciation	——	——-	(358,537)	(358,830)	——-	———	(728,097)	(722,753)
Continuing Operations	$2,187,407	$2,142,771	$(37,933)	$97,949	$4,295,024	$4,416,896	$(283,915)	$181,440

Discontinued Operations	————	117,454	———	(9,878)	——	241,379	——	(7,209)
	$2,187,407	$2,260,225	$(37,933)	$88,071	$4,295,024	$4,658,275	$(283,915)	$174,231

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

Comparison of Three Months Ended June 30, 2009 to Three Month Ended June 30, 2008

Gross revenues from continuing operations increased $44,636 to $2,187,407 in 2009, from $2,142,771 in 2008. This was mainly due to increased occupancy at the Sunshine Village property, in Davie Florida, as a result of the relocation of residents from a neighboring, closed manufactured home community.

As described in the Statements of Operations, total operating expenses increased $180,518, to $2,225,340 in 2009, as compared to $2,044,822 in 2008. This was mainly a result of increased administrative and home sale expenditures.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $37,933 for the second quarter of 2009 compared to Net Income of $97,949 for the second quarter of 2008.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Gross revenues from continuing operations decreased $121,872 to $4,295,024 in 2009, from $4,416,896 in 2008. The decrease was mainly due to a decrease in other income and home sale income as a result of weak economic conditions. Other income in 2008 included insurance proceeds resulting from storm damage at the Stonegate Manor property in Lansing, Michigan.

As described in the Statements of Operations, total operating expenses from continuing operations increased $343,483, to $4,578,939 in 2009, as compared to $4,235,456 in 2008. The increase was primarily a result of increased property operations expenditures relating to the relocation of residents from a neighboring, closed manufactured home community into the Sunshine Village property in Davie, Florida.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $283,915 in 2009 as compared to Net Income of $181,440 in 2008.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate rise primarily through its borrowing activities.There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership’s future financing requirements.

Note Payable: At June 30, 2009 the Partnership had notes payable outstanding in the amount of $22,945,117. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

BY	Genesis Associates Limited Partnership,
General Partner

	BY:	Uniprop, Inc.,
its Managing General Partner

		By:	/s/ Paul M. Zlotoff
Paul M. Zlotoff, President

		By:	/s/ Joel Schwartz
Joel Schwartz, Principal Financial Officer

Dated: August 7, 2009