Form 10-Q
period 2009-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2009-11-12
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,399,648	41,241,255
Furniture And Fixtures	576,801	560,906
	50,929,386	50,755,098

Less Accumulated Depreciation	(29,295,273)	(28,197,016)
	21,634,113	22,558,082

Cash And Cash Equivalents	7,204,981	7,469,961
Unamortized Finance Costs	659,108	679,922
Manufactured Homes and Improvements	513,548	787,563
Other Assets	1,725,220	1,383,357

Total Assets	$31,736,970	$32,878,885

LIABILITIES & PARTNERS' EQUITY	September 30, 2009	December 31, 2008
	(Unaudited)

Accounts Payable	$139,587	$91,120
Other Liabilities	625,156	489,596
Notes Payable	22,848,698	23,133,242

Total Liabilities	$23,613,441	$23,713,958

Partners' Equity:
General Partner	415,942	418,428
Unit Holders	7,707,587	8,746,499

Total Partners' Equity	8,123,529	9,164,927

Total Liabilities And
Partners' Equity	$31,736,970	$32,878,885

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Income:
Rental Income	$5,468,039	$5,330,020	$1,839,168	$1,761,758
Home Sale Income	449,200	694,084	64,060	269,450
Other	420,905	591,614	139,892	167,614

Total Income	6,338,144	$6,615,718	2,043,120	2,198,822

Operating Expenses:
Administrative Expenses
(Including $290,395, $297,765, $97,602 and $95,990, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2009 and 2008 Respectively)	1,753,150	1,649,193	553,394	545,898
Property Taxes	738,670	691,560	245,691	230,451
Utilities	474,517	466,773	162,623	165,064
Property Operations	733,064	567,097	181,513	232,256
Depreciation	1,098,257	1,093,150	370,160	366,905
Interest	1,162,450	1,729,548	385,904	895,576
Home Sale Expense	626,621	819,908	108,505	342,131

Total Operating Expenses	6,586,729	7,017,229	2,007,790	2,778,281

(Loss) Income from Continuing Operations	(248,585)	(401,511)	35,330	(579,459)

(Loss) Income from Discontinued Operations	0	816,796	0	820,513

Net (Loss) Income	$(248,585)	$415,285	$35,330	$241,054

(Loss) Income Per Unit:
Continued Operations	(0.08)	(0.12)	0.01	(0.18)
Discontinued Operations	0.00	0.25	0.00	0.25

Distribution Per Unit:	0.24	0.24	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2009 and 2008.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2008	$418,428	$8,746,499	$9,164,927
Distributions		(792,813)	(792,813)
Net (Loss) Income	(2,486)	(246,099)	(248,585)

Balance as of September 30, 2009	$415,942	$7,707,587	$8,123,529

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30, 2009	September 30, 2008

Cash Flows From Operating Activities:
Net (Loss) Income	$(248,585)	$415,285

Adjustments To Reconcile Net (Loss) Income
To Net Cash Provided By
Operating Activities:
Depreciation	1,098,257	1,152,724
Amortization	20,814	17,396
Gain on Sale of Discontinued Operations	0	(880,656)
Decrease (Increase) in Manufactured Homes and Improvements	274,015	(6,561)
Increase In Other Assets	(341,863)	(572,158)
Increase (Decrease) In Accounts Payable	48,467	(19,309)
Increase In Other Liabilities	135,560	68,168

Total Adjustments	1,235,250	(240,396)

Net Cash Provided By
Operating Activities	986,665	174,889

Cash Flows (Used In) Provided By Investing Activities:
Purchase of property and equipment	(174,288)	(207,496)
Proceeds from Sale of Discontinued Operations	0	2,934,000

Net Cash (Used In) Provided By Investing Activities	(174,288)	2,726,504

Cash Flows From Financing Activities:
Distributions To Unit Holders	(792,813)	(792,813)
Payment On Mortgage	(284,544)	(25,687,191)
Proceeds From Mortgage Refinancing	0	23,225,000

Net Cash Used In
Financing Activities	(1,077,357)	(3,255,004)

Decrease In Cash and Equivalents	(264,980)	(353,611)
Cash and Equivalents, Beginning	7,469,961	8,715,423

Cash and Equivalents, Ending	$7,204,981	$8,361,812

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2009 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.           Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

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

The major classes of revenue and expenses of Discontinued operations for the period ending September 30, 2008, were as follows:

(1) Total Revenue of $291,239 consisting of Rent Revenue of $251,239 and Other Revenue of $40,097; and (2) Total Operating Expenses of $355,190, consisting of Administrative Expenses of $179,838, Property Tax Expenses of $34,093, Utility Expenses of $46,919, Property Operation Expenses of $34,766, and Depreciation Expense of $59,574.

4.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of September 30, 2009 the balance on these notes was $22,848,698.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2009 - $95,024; 2010 - $408,698; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; and thereafter - $20,940,643.

5.        Fair Value Measurements:

The Partnership does not have assets or liabilities which are measured at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our balance sheets include long lived assets that are measured at fair value to test for and measure an impairment change, when necessary.  No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the quarter ended September 30, 2009.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of September 30, 2009 the balance on these notes was $22,848,698. The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2009. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2009, the Partnership’s cash balance amounted to $7,204,981. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 54% at the end of September 2009 versus 54% at the end of September 2008. The average monthly homesite rent as of September 30, 2009 was approximately $475, versus $466 from September 2008 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	176	52%	$480
Camelot Manor	335	118	35%	403
Dutch Hills	278	127	46%	404
El Adobe	367	200	55%	498
Stonegate Manor	308	121	39%	390
Sunshine Village	356	230	65%	586
West Valley	421	325	77%	564

Total on 9/30/09:	2,404	1,297	54%	$475
Total on 9/30/08:	2,404	1,309	54%	$466
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss) Income
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	09/30/2009	09/30/2008	09/30/2009	09/30/2008
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$257,752	$265,005	$128,054	$116,062	$787,985	$816,361	$355,530	$373,895
Camelot Manor	169,522	184,381	24,648	39,239	508,554	578,054	109,819	147,742
Dutch Hills	157,367	174,237	66,564	63,771	494,773	561,462	207,259	198,137
El Adobe	302,348	321,375	143,383	157,225	946,062	958,007	464,001	498,101
Stonegate	160,338	178,757	61,136	38,328	498,828	585,443	166,051	241,977
Sunshine	384,719	364,469	169,634	88,456	1,191,566	1,032,441	512,151	404,096
West Valley	604,319	670,336	340,001	295,557	1,885,828	1,943,354	961,592	939,875
	2,036,365	2,158,560	933,420	798,638	6,313,596	6,475,122	2,776,403	2,803,823
Partnership Management	6,755	40,262	(100,279)	(43,560)	24,548	140,596	(418,195)	(237,783)
Other Expense	—	—	(41,747)	(72,057)	—	—	(346,086)	(144,853)

Interest Expense	—	—	(385,904)	(895,576)	—	—	(1,162,450)	(1,729,548)

Depreciation	—	—	(370,160)	(366,905)	—	—	(1,098,257)	(1,093,150)
Continuing Operations	$2,043,120	$2,198,822	$35,330	$(579,460)	$6,338,144	$6,615,718	$(248,585)	$(401,511)

Discontinued Operations	—	996,607	—	820,514	—	1,237,986	—	816,796
	$2,043,120	$3,195,429	$35,330	$241,054	$6,338,144	$7,853,704	$(248,585)	$415,285

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

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Gross revenues from continuing operations decreased $155,702 to $2,043,120 in 2009, from $2,198,822 in 2008.  This was mainly due to decreased home sale activity and other revenue. This was offset by an increase in rental revenue due to higher occupancy at the Sunshine Village property, in Davie Florida, as a result of the relocation of residents from a neighboring, closed manufactured home community.

As described in the Statements of Operations, total operating expenses decreased $770,491, to $2,007,790 in 2009, as compared to $2,778,281 in 2008.  This was mainly a result of decreased interest expense due to the mortgage refinancing.  Property operations and home sale expenditures also decreased.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $35,330 for the third quarter of 2009 compared to a Net Loss of $579,459 for the third quarter of 2008.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Gross revenues from continuing operations decreased $277,574 to $6,338,144 in 2009, from $6,615,718 in 2008.  The decrease was mainly due to a decrease in other income and home sale income.  This was offset by an increase in rental revenue due to higher occupancy at the Sunshine Village property, in Davie Florida, as a result of the relocation of residents from a neighboring, closed manufactured home community.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $430,500, to $6,586,729 in 2009, as compared to $7,017,229 in 2008.  The decrease was primarily a result of decreased interest expense due to the mortgage refinancing.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $248,585 in 2009 as compared to a Net Loss of $401,511 in 2008.

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

Note Payable:  At September 30, 2009 the Partnership had notes payable outstanding in the amount of $22,848,698.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

ITEM 6.   EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) ofThe Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) ofThe Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section906 of the Sarbanes –Oxley Act of 2002.

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

Dated: November 12, 2009