Form 10-K
period 2009-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2010-03-22
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐         No ☒

The estimated aggregate net asset value of the units as of March 1, 2010 held by non-affiliates, as estimated by the General Partner (based on a 2010 appraisal of Partnership properties), was $32,828,870.  As of March 1, 2010, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

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

On August 20, 1998, the Partnership borrowed $30,000,000 (the “Loan”) from GMAC Commercial Mortgage Corporation.  It secured the Loan by placing new mortgages on seven of its nine properties.  The note was payable in monthly installments of $188,878, including interest at 6.37%.  The Partnership used the proceeds from the Loan to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage financing transaction.

On August 29, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2009, the balance on these notes was $22,750,674.  In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing, which are being amortized over the life of the mortgage of 25 years.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities.  Partnership operations commenced in April 1987, upon the acquisition of the first two Properties.  For a description of the Partnership's revenues, operating profit and assets please refer to Items 7 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner").  The other six communities were purchased from unaffiliated third parties, of which, two have been sold as of December 31, 2009.  The Partnership rents home sites in the Properties to owners of manufactured homes.  It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition.  The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant").  In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

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

Each of the Properties competes with numerous similar facilities located in its geographic area.  The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,148 housing sites competing with the Partnership’s Sunshine Village.  The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,655 housing sites.  The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,700 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately twelve other communities in the Lansing, Michigan area offering approximately 3,938 housing sites.  In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites.  The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

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

Employees

The Partnership employs three part-time employees to perform Partnership management and investor relations’ services.  The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties.  Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services.  Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties.  Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC.  The yearly salaries and expenses for local managers range from $25,000 to $50,000.  Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services.  Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The table below contains certain information concerning the Partnership's seven properties.

Property Name and Location	Year Constructed	Acreage	Number of Sites

Ardmor Village
Cedar Avenue S.
Lakeville, MN	1974	74	339

Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI	1973	57	335

Dutch Hills
Upton Road
E. Lansing, MI	1975	42.8	278

El Adobe
N. Lamb Blvd.
Las Vegas, NV	1975	36	367

Stonegate Manor
Eaton Rapids Drive
Lansing, MI	1968	43.6	308

Sunshine Village
Southwest 5th St.
Davie, FL	1972	45	356

West Valley
W. Tropicana Ave
Las Vegas, NV	1972	53	421

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387.   In March 2010, the Properties were appraised at an aggregate fair market value of $49,700,000 plus cash reserves of $7,370,544, as of December 31, 2009. Assuming a sale of the seven properties at March 1, 2010, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $32,828,870 or $9.94 per Unit.  There can be no assurance that the estimated net asset value could ever be realized.  As of December 31, 2009, the Partnership had 3,043 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years.  Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Limited Partnership Unit
Quarter Ended
March 31, 2009	$0.08
June 30, 2009	$0.08
September 30, 2009	$0.08
December 31, 2009	$0.08
March 31, 2008	$0.08
June 30, 2008	$0.08
September 30, 2008	$0.25
December 31, 2008	$0.08

The Partnership intends to continue to declare quarterly distributions.  However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

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

In August, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2009 the balance on these notes was $22,750,674.

Future principal and interest payments under the StanCorp Financing are scheduled to be $1,903,668 each year for the period from 2010 through 2014.

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

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs.  The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis.   While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves.  As of December 31, 2009, the Partnership had $7,370,544 in cash balances.

In February 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held.  Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2009, the Partnership made distributions to the Unit Holders of $1,057,084, which is equal, on an annualized basis, to a 1.9% return on their adjusted capital contributions ($0.32 per $17.11 Unit).  Distributions paid to Unit Holders in 2008 totaled $1,618,660 and $4,030,132 was paid in 2007.

The distributions paid in 2009 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,595,000.  As described in Note 8 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2009 was approximately $50,544,000.  No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders.  At December 31, 2009, the unpaid amount to be distributed to the General Partner was approximately $12,122,000.

Revenue and Net (Loss) Income

For the years ended December 31, 2009 and 2008, net loss from Continuing Operations was ($240,394) and ($904,383) and gross revenue from Continuing Operations was $8,407,246 and $8,767,517, respectively.

For the year ended December 31, 2008, net income from Discontinued Operations was $825,036 and gross revenue from Discontinued Operations was $300,720.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner.  The Partnership paid these employees an aggregate of $283,624, and $225,649, in 2009 and 2008 respectively, to perform partnership management and investor relation services for the Partnership.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 52% for the year ended December 31, 2009, as compared to 54% for the year ended December 31, 2008.  The average monthly rent (not weighted average) was approximately $475 per home site for the year ended December 31, 2009, as compared to $465 for the year ended December 31, 2008.  The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total Sites	Occupied Sites		Occupancy Rate		Average Rent
		2009	2008	2009	2008	2009	2008
Ardmor Village	339	172	183	51%	54%	$480	$466
Camelot Manor	335	112	124	33%	37%	403	394
Dutch Hills	278	121	133	44%	48%	404	395
El Adobe	367	200	208	55%	57%	498	483
Stonegate Manor	308	119	129	39%	42%	390	381
Sunshine Village	356	228	224	64%	63%	587	587
West Valley	421	324	328	77%	78%	564	552
Overall	2,404	1,276	1,329	52%	54%	$475	$465

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2009 and 2008.

	GROSS REVENUE		NET OPERATING INCOME (LOSS) AND NET INCOME (LOSS)
	2009	2008	2009	2008
Ardmor Village	$1,049,799	$1,136,131	$459,860	$520,106
Camelot Manor	714,262	751,211	141,810	199,064
Dutch Hills	646,720	729,895	249,199	259,814
El Adobe	1,261,232	1,281,040	626,913	608,861
Stonegate Manor	648,007	767,659	205,234	266,387
Sunshine Village	1,582,957	1,440,829	748,713	427,743
West Valley	2,473,756	2,509,790	1,326,840	1,237,676
	8,376,733	8,616,555	3,758,569	3,519,651
Partnership Management Income and Expense	$30,513	$150,962	(525,401)	(333,621)

Other Expenses			(449,061)	(513,324)

	GROSS REVENUE		NET OPERATING INCOME (LOSS) AND NET INCOME (LOSS)
	2009	2008	2009	2008
Interest Expense			(1,546,739)	(2,120,139)

Depreciation			(1,477,762)	(1,456,950)

Continuing Operations	8,407,246	8,767,517	(240,394)	(904,383)

Discontinued Operations	-	300,720	-	825,036

TOTAL	$8,407,246	$9,068,237	$(240,394)	$(79,347)

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

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Total revenues from continuing operations decreased $360,271 to $8,407,246 in 2009, compared to $8,767,517 in 2008.  The decrease is primarily the result of a decrease in occupancy.  The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property.

The Partnership’s operating expenses from continuing operations decreased $1,024,260, to $8,647,640 in 2009, compared to $9,671,900 in 2008.  The decrease is primarily due to lower interest expense as a result of the mortgage refinancing in August of 2008.  Property operations expense was also reduced due to the conclusion of the Sunshine Village resident relocation program in early 2009.  In addition, expenses associated with home sales decreased as a result of lower sales volumes.

As a result of the aforementioned factors, continuing operations experienced a net loss of $240,394 in 2009 compared to a net loss of $904,383 in 2008.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

Industry conditions remained depressed due to the lack of available retail financing.  Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2009.  In addition, the affordability and ease of financing site built homes, until recently, continued to provide competition for the manufactured housing industry.  As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround.  As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

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

In August 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% until August, 2014, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2009 the balance on these notes was $22,750,674.

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

Notes Payable: At December 31, 2009 the Partnership had notes payable outstanding in the amount of $22,750,674, collateralized by the seven remaining properties within the Partnership.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2009 and 2008, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2009 and 2008

(iii)	Statements of Income for the fiscal years ended December 31, 2009 and 2008.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2009 and 2008.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and 2008.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As described in Form 8-K dated July 14, 2009, a change was made in the Partnership's independent registered public accounting firm.  The Board of Directors of the General Partner dismissed BDO Seidman, LLP and named Plante & Moran, PLLC as the successor accounting firm.  During the Partnership’s most recent two fiscal years including the interim period ended July 13, 2009, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, that contributed to this decision.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 60 became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997.  He is also the sole owner of GP P.I. Associates Corp., the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund.  Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

Joel Schwartz, CPA, 48, became Chief Financial Officer of Uniprop Inc. on June 1, 2004.  Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations.  From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies.  From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation.  Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989.  Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

Jody Burttram, 49, became Independent Director of Genesis Associates in 2007.  As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Roger Zlotoff, 49, is President and Chief Operating Officer of Uniprop, Inc.  He has been with Uniprop since October 18, 1999.  Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties.  From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL.  Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994.  Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities.  This incentive management interest is 15% of distributable cash from operations in any quarter.  However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return.  During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,595,000 less than the 10% cumulative preferred return due Unit Holders.  Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution.  For 2009, approximately $190,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2009 was $12,122,000.  The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time.  The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred.  No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $50,544,000, as of December 31, 2009, is first distributed to the Unit Holders.  In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid.  The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions.  No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2009.  The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it.  Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected.  The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services.  During the last fiscal year, Uniprop AM, LLC received property management fees totaling $387,000.  The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $283,624 during 2009 to perform partnership management, and investor relation services for the Partnership.  It is anticipated comparable amounts will be paid in the next fiscal year.  Uniprop Homes, Inc., a related entity, received commissions totaling $29,491 in 2009 for certain services provided as a broker/dealer of manufactured homes for the communities.  Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2009.  BDO Seidman, LLP performed the same for the year ended December 31, 2008.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2009 and BDO Seidman, LLP during 2008 were as follows.

	2009	2008
(1) Audit Fees	$64,000	$80,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$15,000	$16,500
(4) All Other Fees	$0	$0

(5) Total	$79,000	$96,500

Audit fees:  pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees:  pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC and BDO Seidman, LLP in 2009 and 2008 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2009 and 2008

(iii)	Statements of Income for the fiscal years ended December 31, 2009 and 2008.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2009 and 2008.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and 2008.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009.

(3)	Exhibits

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

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of March 1, 2010.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:  March 22, 2010

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
Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of March 1, 2010.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (A Michigan limited partnership)

We have audited the accompanying balance sheet of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) as of December 31, 2009, and the related statements of income, partners' equity and cash flows for the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.   Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 22, 2010

BDO Seidman, LLP Accountants and Consultants	755 West Big Beaver, Suite 1900 Troy, Michigan 48084-0178 Telephone: (248) 362-2100 Fax: (248) 362-5258

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
(a Michigan Limited Partnership)

We have audited the accompanying balance sheet of Uniprop Manufactured Housing Communities Income Fund II as of December 31, 2008 and the related statements of income, partners’ equity and cash flow for the year ended December 31, 2008.  In connection with our audit of the financial statements, we have also audited the 2008 information in the financial statement schedule listed under Item 15 of Form 10-K.  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the 2008 financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008 information in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Troy, Michigan
March 27, 2009

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2009	2008

Assets

Property and Equipment
Buildings and improvements	$41,422,578	$41,241,255
Land	8,952,937	8,952,937
Furniture and equipment	576,801	560,906

	50,952,316	50,755,098
Less accumulated depreciation	29,674,778	28,197,016

Net Property and Equipment	21,277,538	22,558,082

Cash	7,370,544	7,469,961
Manufactured homes and improvements	412,635	787,563
Unamortized financing costs	652,170	679,922
Other assets	1,417,425	1,383,357

	$31,130,312	$32,878,885

Liabilities and Partners’ Equity

Note payable	$22,750,674	$23,133,242
Accounts payable	95,517	91,120
Other liabilities	416,672	489,596

Total Liabilities	23,262,863	23,713,958

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	7,451,425	8,746,499
General partner	416,024	418,428

Total Partners’ Equity	7,867,449	9,164,927

	$31,130,312	$32,878,885

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Income

Year Ended December 31,	2009	2008
Revenue
Rental	$7,288,627	$7,088,651
Home sale income	545,248	889,568
Other	573,371	789,298

	8,407,246	8,767,517

Operating Expenses
Administrative	2,304,801	2,267,489
Property taxes	939,089	1,003,404
Utilities	628,350	612,573
Property operations	953,345	1,111,854
Depreciation	1,477,762	1,456,950
Interest	1,546,739	2,120,139
Home sale expense	797,554	1,099,491

	8,647,640	9,671,900

(Loss)from Continuing Operations	(240,394)	(904,383)

Discontinued Operations
Loss from discontinued operations	-	(55,620)
Net gain on sale of discontinued operations	-	880,656

Income from Discontinued Operations	-	825,036

Net Loss	$(240,394)	$(79,347)

Loss Per Limited Partnership Unit - Continuing Operations	$(.07)	$(.27)
Income Per Limited Partnership Unit - Discontinued Operations	$-	$.25

Total Loss Per Limited Partnership Unit	$(.07)	$(.02)

Distributions Per Limited Partnership Unit	$.32	$.49

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Loss Allocable to General Partner	$(2,404)	$(793)

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2009 and 2008

	General
	Partner	Unit Holders	Total

Balance, January 1, 2008	419,221	10,443,713	10,862,934

Distributions to unit holders	-	(1,618,660)	(1,618,660)

Net loss for the year	(793)	(78,554)	(79,347)

Balance, December 31, 2008	418,428	8,746,499	9,164,927

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net loss for the year	(2,404)	(237,990)	(240,394)

Balance, December 31, 2009	$416,024	$7,451,425	$7,867,449

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2009	2008

Cash Flows From Operating Activities
Net loss	$(240,394)	$(79,347)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,477,762	1,516,524
Amortization and write off of deferred financing costs	27,752	442,417
Gain on sale of property	-	(880,656)
Decrease (increase) in manufactured homes and improvements	374,928	(76,350)
Increase in other assets	(34,068)	(34,497)
Increase (decrease) in accounts payable	4,397	(67,727)
(Decrease) increase in other liabilities	(72,924)	109,761

Net Cash Provided By Operating Activities	1,537,453	930,125

Cash Flows From Investing Activities
Purchase of property and equipment	(197,218)	(243,180)
Net proceeds from sale of property	-	2,934,000

Net Cash (Used In) Provided By Investing Activities	(197,218)	2,690,820

Cash Flows From Financing Activities
Distributions to unit holders	(1,057,084)	(1,618,660)
Payment on prior mortgage	-	(25,687,191)
Proceeds from mortgage refinancing	-	23,225,000
Repayments of notes payable	(382,568)	(91,758)
Debt issuance costs	-	(693,798)

Net Cash Used In Financing Activities	(1,439,652)	(4,866,407)

Net (Decrease) Increase In Cash	(99,417)	(1,245,462)
Cash, at beginning of year	7,469,961	8,715,423

Cash, at end of year	$7,370,544	$7,469,961

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2009, and 2008,  located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.  The general partner is Genesis Associates Limited Partnership.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.  One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2009.

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

Accumulated depreciation on continuing properties for tax purposes was $29,675,000 and $28,197,000 as of December 31, 2009 and 2008, respectively.

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

Financing Costs

As a result of the refinance of the mortgage note payable during 2008, costs to obtain the financing (see Note 2) have been capitalized and are being amortized over the 25-year term of the related mortgage note payable. Previously deferred financing costs were written off.

Accumulated amortization on continuing properties was $27,752 and $13,876 as of December 31, 2009 and 2008, respectively.

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
In 1998, the Partnership entered into a $30,000,000 note payable agreement.  The note was payable in monthly installments of $188,878, including interest at 6.37%. The note was secured by mortgages on the Partnership’s Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, Stonegate Manor, Sunshine Village and West Valley properties. The Partnership used the proceeds from the note to refinance the Partnership’s outstanding indebtedness of $30,045,000, which was incurred in a 1993 mortgage transaction.

During 2008, the Partnership refinanced the mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC  in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2009, the balance on these notes was $22,750,674. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years. This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.  In addition, the Partnership recognized additional interest expense of $418,083 related to the write off of previously unamortized financing costs in 2008.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Future maturities on the note payable for the next five years and thereafter are as follows:  2010 - $408,698; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321 and thereafter - $20,408,322.

At December 31, 2009 and 2008, “Other Assets” included cash of approximately $299,000 and $242,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

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

Certain employees of affiliates of the General Partner were paid an aggregate of $283,624 during 2009 to perform partnership management, and investor relation services for the Partnership.  Uniprop Homes, Inc., a related entity, received commissions totaling $29,491 in 2009 for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the properties in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2009 and 2008, Uniprop AM LLC, an affiliate earned property management fees from continuing operations of $387,000, and $380,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $9,700 and $9,100 by the affiliate at December 31, 2009 and 2008, respectively, for previously overpaid fees.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

4.	Reconciliation of	Year Ended December 31,	2009	2008
	Financial Statement
	Income and Taxable	Loss per the financial statements	$(240,394)	(79,347)
	Income
		Loss on disposal of assets	-	(206,918)

		Adjustments to depreciation for difference in methods	(452,908)	8,751

		Adjustments for prepaid rent, meals and entertainment	9,783	2,250

		Loss Per the Partnership’s Tax Return	$(683,519)	(275,264)

5.	Partners’ Capital
Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

		Distributions

Distributable cash from operations in the Agreement (generally defined as net income plus depreciation and amortization, less mortgage amortization) is to be distributed to unit holders until they have received a 10% cumulative preferred return. After the unit holders have received their 10% cumulative preferred return, all remaining cash from operations is distributed to the general partner in the form of an incentive management interest until the total amount received by the general partner is equal to 15% of the aggregate amount of cash distributed from operations in a given year. Amounts payable to but not paid to the general partner will be accumulated and paid from future capital transactions after the unit holders have first received their 10% preferred return and 125% of their capital contributions. Thereafter, 85% of distributable cash from operations is to be paid to the unit holders and 15% to the general partner.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,595,000 and $4,033,000, in 2009, and 2008, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $50,544,000 as of December 31, 2009 has been distributed to the unit holders.

At December 31, 2009, the general partner’s cumulative incentive management interest to be distributed was approximately $12,122,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2010.

Allocation of Net Income

Net income is principally allocated 99% to the unit holders and 1% to the general partner until the cumulative amount of net income allocated to the unit holders equals the aggregate cumulative amount of cash distributed to the unit holders. After sufficient net income has been allocated to the unit holders to equal the amount of cash distributed to them, all the net income is to be allocated to the general partner until it equals the amount of cash distributed to it.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

6.	Supplemental Cash Flow Information	Interest paid during 2009 and 2008 was approximately $1,521,000, and $1,678,000, respectively.

7.	Discontinued Operations
As described in Form 8-K dated July 28, 2008, the Partnership had entered into a Contract for Sale and Purchase of Real and Personal Property with a private buyer for the Country Roads Manufactured Housing Community located in Jacksonville, Florida.  On August 7, 2008, the sale closed with a purchase price of $3,000,000, less closing costs for proceeds in the amount of $2,934,000.  The Partnership recognized a gain on the sale of approximately
$881,000. The Partnership distributed approximately $562,000 from the sale to its unit holders with the balance of the proceeds being maintained in reserve until such time as the General Partner determines the optimal use of the funds. As a result of the sale, the Partnership has classified the Country Roads community and associated financial results as “discontinued operations” in the accompanying financial statements for all years presented.

		Below is a summary of the results of operations of the Country Roads property through disposition date:

		Year Ended December 31,	2008

		Rental income	$254,000
		Other Income	47,000
		Administrative expenses	(183,000)
		Property tax expense	(32,000)
		Utilities expense	(47,000)
		Property operations	(35,000)
		Depreciation expense	(60,000)
		Home sale expense	-

		Loss From Discontinued Operations	(56,000)

		Gain on Sale of Discontinued Operations	881,000

		Income From Discontinued Operations	$825,000

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

8.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2008 through December 31, 2009:

	Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,

Revenues From Continuing Operations	$2,108	$2,187	$2,043	$2,069

(Loss) Income from Continuing Operations	$(246)	$(38)	$35	$9

(Loss) Income Per Limited Partnership Unit from Continuing Operations	$(.07)	$(.02)	$.01	$.01

	Three Months Ended
2008	March 31,	June 30,	September 30,	December 31,

Revenues From Continuing Operations	$2,274	$2,143	$2,199	$2,152

Income (Loss) from Continuing Operations	$83	$95	$(579)	$(503)

Income (Loss) from Discontinued Operations	3	(7)	821	8

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$.03	$.03	$(.18)	$(.15)

Income Per Limited Partnership Unit from Discontinued Operations	-	-	.25	-

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2009

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,238,944	$1,067,373	$5,491,955	$6,559,328	$3,870,274	1987	30 years
(Lakeville, MN)

Sunshine Village	4,183,407	1,215,862	4,875,878	-	512,483	1,215,862	5,388,061	6,604,223	3,883,620	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,163,050	918,949	4,844,101	5,763,050	3,357,657	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	867,820	881,219	4,226,591	5,107,810	2,950,054	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	969,491	970,859	4,690,720	5,661,579	3,200,126	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	493,818	1,519,964	6,413,818	7,933,782	4,641,277	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,010	1,208,532	2,378,711	10,367,332	12,746,043	7,270,809	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,172	$6,454,138	$8,952,937	$41,422,578	$50,375,815	$29,173,817

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2009

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2008 to December 31, 2009:

	2009	2008

Balance, at January 1	$8,952,937	$9,627,592

Cost of land sold	-	(674,655)

Balance, at December 31	$8,952,937	$8,952,937

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2008 to December 31, 2009:
	2009	2008

Balance, at January 1	$41,241,255	$44,496,155

Additions to buildings and improvements	181,323	218,220
Cost of assets sold	-	(3,473,120)

Balance, at December 31	$41,422,578	$41,241,255

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2008 to December 31, 2009:
	2009	2008

Balance, at January 1	$27,709,602	$28,529,251

Current year depreciation expense	1,464,215	1,444,517
Accumulated depreciation on assets sold	-	(2,264,166)

Balance, at December 31	$29,173,817	$27,709,602

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.