Form 10-Q
period 2010-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2010-05-07
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010
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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	March 31, 2010 (Unaudited) and December 31, 2009	3

	Statements of Operations
	Three months ended March 31, 2010 and 2009 (Unaudited)	4

	Statement of Partners’ Equity
	Three months ended March 31, 2010 (Unaudited)

	Statements of Cash Flows
	Three months ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to Financial Statements
	March 31, 2010 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II	OTHER INFORMATION	10

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 6.	EXHIBITS	10

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2010	December 31, 2009
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,424,793	41,422,578
Furniture And Fixtures	598,301	576,801
	50,976,031	50,952,316

Less Accumulated Depreciation	(30,045,326)	(29,674,778)
	20,930,705	21,277,538

Cash And Cash Equivalents	7,593,099	7,370,544
Unamortized Finance Costs	645,232	652,170
Manufactured Homes and Improvements	418,602	412,635
Other Assets	1,297,073	1,417,425

Total Assets	$30,884,711	$31,130,312

LIABILITIES & PARTNERS' EQUITY	March 31,2010	December 31, 2009
	(Unaudited)

Accounts Payable	$120,927	$95,517
Other Liabilities	486,401	416,672
Notes Payable	22,651,017	22,750,674

Total Liabilities	$23,258,345	$23,262,863

Partners' Equity:
General Partner	416,256	416,024
Unit Holders	7,210,110	7,451,425

Total Partners' Equity	7,626,366	7,867,449

Total Liabilities And Partners' Equity	$30,884,711	$31,130,312

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
(Unaudited)	March 31, 2010	March 31, 2009

Income:
Rental Income	$1,837,609	$1,807,066
Home Sale Income	49,500	159,890
Other	173,556	140,661

Total Income	2,060,665	2,107,617

Operating Expenses:
Administrative Expenses (Including $97,698 and $96,014, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2010 and 2009, respectively)	644,917	650,593
Property Taxes	254,004	247,222
Utilities	163,580	168,200
Property Operations	145,279	385,190
Depreciation	370,548	369,560
Interest	382,648	389,054
Home Sale Expense	76,501	143,780

Total Operating Expenses	2,037,477	2,353,599

Net Income (Loss)	$23,188	$(245,982)

Income (Loss) per Limited Partnership Unit	0.01	(0.07)

Distribution Per Unit:	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2010 and 2009	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2009	$416,024	$7,451,425	$7,867,449
Distributions	-	(264,271)	(264,271)
Net Income	232	22,956	23,188

Balance as of March 31, 2010	$416,256	$7,210,110	$7,626,366

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	March 31,2010	March 31,2009

Cash Flows From Operating Activities:
Net Income (Loss)	$23,188	$(245,982)

Adjustments To Reconcile Net Income (Loss)
To Net Cash Provided By
Operating Activities:
Depreciation	370,548	369,560
Amortization	6,938	6,938
Increase in Manufactured Homes and Home Improvements	(5,967)	(3,543)
Decrease (Increase) In Other Assets	120,352	(83,773)
Increase In Accounts Payable	25,410	238,755
Increase In Other Liabilities	69,729	22,158

Total Adjustments	587,010	550,095

Net Cash Provided By Operating Activities	610,198	304,113

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(23,715)	(132,340)

Cash Flows From Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Mortgage	(99,657)	(93,285)

Net Cash Used In
Financing Activities	(363,928)	(357,556)

Increase (Decrease) In Cash and Equivalents	222,555	(185,783)
Cash, Beginning	7,370,544	7,469,961

Cash, Ending	$7,593,099	$7,284,178

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2010 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2009.

We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

2.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of March 31, 2010, the balance on these notes was $22,651,017.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2010 - $309,041; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; and thereafter - $20,408,322.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 22, 2010 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties.  There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of March 31, 2010 the balance on these notes was $22,651,017.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2010. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2010, the Partnership’s cash balance amounted to $7,593,099. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 51% at the end of March 2010, versus 54% at the end of March 2009. The average monthly homesite rent as of March 31, 2010 was approximately $482, versus $469 from March 2009 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	171	50%	$495
Camelot Manor	335	109	33%	403
Dutch Hills	278	119	43%	404
El Adobe	367	200	55%	510
Stonegate Manor	308	118	38%	394
Sunshine Village	356	226	64%	595
West Valley	421	324	77%	576

Total on 3/31/10:	2,404	1,267	51%	$482
Total on 3/31/09:	2,404	1,330	54%	$469
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
	three months ended		three months ended

Ardmor	$254,984	$261,246	$129,052	$123,502
Camelot Manor	140,755	185,908	39,468	38,766
Dutch Hills	147,858	166,615	55,893	72,734
El Adobe	316,494	312,992	168,355	165,182
Stonegate	165,126	157,997	47,291	52,893
Sunshine	450,562	395,750	201,953	169,910
West Valley	578,398	613,448	386,504	365,902

	2,054,177	2,093,956	1,028,516	988,889
Partnership Management	6,488	13,661	(220,368)	(206,961)
Other Expense	—	—	(31,764)	(269,296)

Interest Expense	—	—	(382,648)	(389,054)

Depreciation	—	—	(370,548)	(369,560)

	$2,060,665	$2,107,617	$23,188	$(245,982)

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

Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

Gross revenues decreased $46,952 to $2,060,665 in 2009, from $2,107,617 in 2009.  This was due to decreased home sale activity as rental and other income increased from 2009.

As described in the Statements of Operations, total operating expenses decreased $316,122, to $2,037,477 in 2010, as compared to $2,353,599 in 2009.  This was mainly a result of decreased property operations expenditures as the relocation program at the Sunshine Village property in Davie, Florida ended during 2009.

As a result of the aforementioned factors, the Partnership experienced Net Income of $23,188 for the first quarter of 2010 compared to a Net Loss of $245,982 for the first quarter of 2009.

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

Note Payable:  At March 31, 2010 the Partnership had notes payable outstanding in the amount of $22,651,017.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 7, 2010