Form 10-Q
period 2010-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2010-08-11
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2010
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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	June 30, 2010 (Unaudited) and December 31, 2009	3

	Statements of Operations
	Six and Three months ended June 30, 2010 and 2009 (Unaudited)	4

	Statement of Partners’ Equity
	Six months ended June 30, 2010 (Unaudited)	4

	Statements of Cash Flows
	Six months ended June 30, 2010 and 2009 (Unaudited)	5

	Notes to Financial Statements
	June 30, 2010 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	10

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 6.	EXHIBITS	10

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	June 30,2010	December 31, 2009
	(Unaudited)
ASSETS
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,545,282	41,422,578
Furniture And Fixtures	610,911	576,801
	51,109,130	50,952,316

Less Accumulated Depreciation	(30,421,351)	(29,674,778)
	20,687,779	21,277,538

Cash And Cash Equivalents	7,258,630	7,370,544
Unamortized Finance Costs	638,294	652,170
Manufactured Homes and Improvements	730,496	412,635
Other Assets	1,590,695	1,417,425

Total Assets	$30,905,894	$31,130,312

	June 30,2010	December 31, 2009
	(Unaudited)

LIABILITIES & PARTNERS' EQUITY
Accounts Payable	$131,640	$95,517
Other Liabilities	648,685	416,672
Notes Payable	22,549,700	22,750,674

Total Liabilities	$23,330,025	$23,262,863

Partners' Equity:
General Partner	418,394	416,024
Unit Holders	7,157,475	7,451,425

Total Partners' Equity	7,575,869	7,867,449

Total Liabilities And Partners' Equity	$30,905,894	$31,130,312

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Income:
Rental Income	$3,650,561	$3,628,871	1,812,952	1,821,805
Home Sale Income	112,635	385,140	63,135	225,250
Other	397,044	281,013	223,488	140,352

Total Income	4,160,240	4,295,024	2,099,575	2,187,407

Operating Expenses:
Administrative Expenses (Including $193,954, $192,793, $96,256 and $96,779, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2010 and 2009, respectively)	1,171,729	1,199,756	526,812	549,163
Property Taxes	507,951	492,979	253,947	245,757
Utilities	311,243	311,894	147,663	143,694
Property Operations	281,967	551,551	136,688	166,361
Depreciation	746,573	728,097	376,025	358,537
Interest	763,626	776,546	380,978	387,492
Home Sale Expense	140,189	518,116	63,688	374,336

Total Operating Expenses	3,923,278	4,578,939	1,885,801	2,225,340

Net Income (Loss)	$236,962	$(283,915)	$213,774	$(37,933)

Income (Loss) per Limited Partnership Unit:	0.07	(0.09)	0.06	(0.01)

Distribution Per Unit:	0.16	0.16	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2010 and 2009.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2009	$416,024	$7,451,425	$7,867,449
Distributions		(528,542)	(528,542)
Net Income	2,370	234,592	$236,962

Balance as of June 30, 2010	$418,394	$7,157,475	$7,575,869

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED
	June 30,2010	June 30,2009

Cash Flows From Operating Activities:
Net (Loss) Income	$236,962	$(283,915)

Adjustments To Reconcile Net (Loss) Income
To Net Cash Provided By Operating Activities:
Depreciation	746,573	728,097
Amortization	13,876	13,876
Decrease (Increase) in Manufactured Homes and Home Improvements	(317,861)	273,513
Increase In Other Assets	(173,270)	(439,033)
Increase In Accounts Payable	36,123	22,289
Increase In Other Liabilities	232,013	185,284

Total Adjustments	537,454	784,026

Net Cash Provided By Operating Activities	774,416	500,111

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(156,814)	(157,927)

Cash Flows From Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payment On Mortgage	(200,974)	(188,125)

Net Cash Used In
Financing Activities	(729,516)	(716,667)

Decrease In Cash and Equivalents	(111,914)	(374,483)
Cash and Equivalents, Beginning	7,370,544	7,469,961

Cash and Equivalents, Ending	$7,258,630	$7,095,478

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2010 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2009.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of June 30, 2010 the balance on these notes was $22,549,700.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2010 - $207,724; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; and thereafter - $20,408,322.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of June 30, 2010 the balance on these notes was $22,549,700.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2010. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2010, the Partnership’s cash balance amounted to $7,258,630. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 51% at the end of June 2010 versus 53% at the end of June 2009. The average monthly homesite rent as of June 30, 2010 was approximately $482; versus $473 from June 2009 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	168	50%	$495
Camelot Manor	335	107	32%	403
Dutch Hills	278	116	42%	404
El Adobe	367	206	56%	510
Stonegate Manor	308	114	37%	394
Sunshine Village	356	227	64%	595
West Valley	421	324	77%	576

Total on 6/30/10:	2,404	1,262	51%	$482
Total on 6/30/09:	2,404	1,318	53%	$473
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss) Income
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	06/30/2010	06/30/2009	06/30/2010	06/30/2009
	three months ended		three months ended		six months ended		six months ended

Ardmor	$254,616	$268,987	$127,103	$103,974	$509,600	$530,233	$256,155	$227,476
Camelot Manor	150,025	153,124	33,661	46,405	290,780	339,032	73,129	85,171
Dutch Hills	140,969	170,791	48,329	67,961	288,827	337,406	104,222	140,695
El Adobe	359,846	330,722	227,276	155,436	676,340	643,714	395,631	320,618
Stonegate	146,355	180,493	50,326	52,022	311,481	338,490	97,617	104,915
Sunshine	438,276	411,097	189,017	172,607	888,838	806,847	390,970	342,517
West Valley	602,916	668,061	414,019	255,689	1,181,314	1,281,509	800,523	621,591
	2,093,003	2,183,275	1,089,731	854,094	4,147,180	4,277,231	2,118,247	1,842,983
Partnership Management	6,572	4,132	(96,231)	(110,955)	13,060	17,793	(316,599)	(317,916)
Other Expense	—	—	(22,723)	(35,043)	—	—	(54,487)	(304,339)

Interest Expense	—	—	(380,978)	(387,492)	—	—	(763,626)	(776,546)

Depreciation	—	—	(376,025)	(358,537)	—	—	(746,573)	(728,097)
	$2,099,575	$2,187,407	$213,774	$(37,933)	$4,160,240	$4,295,024	$236,962	$(283,915)

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

Comparison of Three Months Ended June 30, 2010 to Three Month Ended June 30, 2009

Gross revenues decreased $87,832 to $2,099,575 in 2010, from $2,187,407 in 2009.  This was due to lower occupancy and decreased home sale activity, which was offset by an increase in other income.

As described in the Statements of Operations, total operating expenses decreased $339,539, to $1,885,801 in 2010, as compared to $2,225,340 in 2009.  This was due to decreased home sale activity.

As a result of the aforementioned factors, the Partnership experienced Net Income of $213,774 for the second quarter of 2010 compared to a Net Loss of $37,933 for the second quarter of 2009.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Gross revenues decreased $134,784 to $4,160,240 in 2010, from $4,295,024 in 2009.  The decrease was mainly due to a decrease in home sale activity, which was offset by increases in both rental and other income.

As described in the Statements of Operations, total operating expenses decreased $655,661, to $3,923,278 in 2010, as compared to $4,578,939 in 2009.  The decrease was primarily a result of decreased property operations expenditures relating to the relocation of residents from a neighboring, closed manufactured home community into the Sunshine Village property in Davie, Florida during 2009 and decreased home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $236,962 in 2010 as compared to a Net Loss of $283,915 in 2009.

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

Note Payable:  At June 30, 2010 the Partnership had notes payable outstanding in the amount of $22,549,700.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

Dated: August 11, 2010