Form 10-Q
period 2010-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2010-11-12
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	September 30, 2010 (Unaudited) and
	December 31, 2009	3

	Statements of Operations
	Nine and Three months ended September 30, 2010
	and 2009 (Unaudited)	4

	Statement of Partners’ Equity
	Nine months ended September 30, 2010 (Unaudited)	4

	Statements of Cash Flows
	Nine months ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Financial Statements
	September 30, 2010 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	10

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 6.	EXHIBITS	11

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	September 30,2010	December 31, 2009
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,582,057	41,422,578
Furniture And Fixtures	613,094	576,801
	51,148,088	50,952,316

Less Accumulated Depreciation	(30,797,854)	(29,674,778)
	20,350,234	21,277,538

Cash And Cash Equivalents	7,179,217	7,370,544
Unamortized Finance Costs	631,356	652,170
Manufactured Homes and Improvements	827,212	412,635
Other Assets	1,542,764	1,417,425

Total Assets	$30,530,783	$31,130,312

LIABILITIES & PARTNERS' EQUITY

	September 30,2010	December 31, 2009
	(Unaudited)
Accounts Payable	$110,217	$95,517
Other Liabilities	627,364	416,672
Notes Payable	22,446,696	22,750,674

Total Liabilities	$23,184,277	$23,262,863

Partners' Equity:
General Partner	418,743	416,024
Unit Holders	6,927,763	7,451,425

Total Partners' Equity	7,346,506	7,867,449

Total Liabilities And
Partners' Equity	$30,530,783	$31,130,312

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Income:
Rental Income	$5,434,529	$5,468,039	1,783,968	1,839,168
Home Sale Income	153,665	449,200	41,030	64,060
Other	541,784	420,905	144,740	139,892

Total Income	6,129,978	6,338,144	1,969,738	2,043,120

Operating Expenses:
Administrative Expenses
(Including $289,010, $290,395, $95,056 and $97,602, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2010 and 2009, respectively)	1,718,990	1,753,150	547,261	553,394
Property Taxes	761,829	738,670	253,878	245,691
Utilities	470,241	474,517	158,998	162,623
Property Operations	444,121	733,064	162,154	181,513
Depreciation	1,123,076	1,098,257	376,503	370,160
Interest	1,142,909	1,162,450	379,283	385,904
Home Sale Expense	196,942	626,621	56,753	108,505

Total Operating Expenses	5,858,108	6,586,729	1,934,830	2,007,790

Net Income (Loss)	$271,870	$(248,585)	$34,908	$35,330

Income (Loss) per Limited Partnership Unit:	0.08	(0.08)	0.01	0.01

Distribution Per Unit:	0.24	0.24	0.08	0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Six and Three Month
Period Ended September 30, 2010 and 2009.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2009	$416,024	$7,451,425	$7,867,449
Distributions		(792,813)	(792,813)
Net Income	2,719	269,151	$271,870

Balance as of September 30, 2010	$418,743	$6,927,763	$7,346,506

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30,2010	September 30,2009

Cash Flows From Operating Activities:
Net (Loss) Income	$271,870	$(248,585)

Adjustments To Reconcile Net (Loss) Income
To Net Cash Provided By
Operating Activities:
Depreciation	1,123,076	1,098,257
Amortization	20,814	20,814
(Increase) Decrease in Manufactured Homes and Home Improvements	(414,577)	274,015
Increase In Other Assets	(125,339)	(341,863)
Increase In Accounts Payable	14,700	48,467
Increase In Other Liabilities	210,692	135,560

Total Adjustments	829,366	1,235,250

Net Cash Provided By
Operating Activities	1,101,236	986,665

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(195,772)	(174,288)

Cash Flows From Financing Activities:
Distributions To Unit Holders	(792,813)	(792,813)
Payment On Mortgage	(303,978)	(284,544)

Net Cash Used In
Financing Activities	(1,096,791)	(1,077,357)

Decrease In Cash and Equivalents	(191,327)	(264,980)
Cash and Equivalents, Beginning	7,370,544	7,469,961

Cash and Equivalents, Ending	$7,179,217	$7,204,981

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2010 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2009.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of September 30, 2010 the balance on these notes was $22,446,696.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2010 - $104,720; 2011 - $436,612; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; and thereafter - $20,408,322.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of September 30, 2010 the balance on these notes was $22,446,696.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2010. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2010, the Partnership’s cash balance amounted to $7,179,217. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 50% at the end of September 2010 versus 54% at the end of September 2009. The average monthly homesite rent as of September 30, 2010 was approximately $482; versus $475 from September 2009 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	164	48%	$495
Camelot Manor	335	104	31%	403
Dutch Hills	278	114	41%	404
El Adobe	367	205	56%	510
Stonegate Manor	308	113	37%	394
Sunshine Village	356	227	64%	595
West Valley	421	321	76%	576

Total on 9/30/10:	2,404	1,248	50%	$482
Total on 9/30/09:	2,404	1,297	54%	$475
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss) Income
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	09/30/2010	09/30/2009	09/30/2010	09/30/2009
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$251,991	$257,752	$122,152	$128,054	$761,591	$787,985	$378,307	$355,530
Camelot Manor	140,800	169,522	27,268	24,648	431,580	508,554	100,397	109,819
Dutch Hills	154,298	157,367	41,184	66,564	443,125	494,773	145,406	207,259
El Adobe	303,797	302,348	145,220	143,383	980,137	946,062	540,851	464,001
Stonegate	156,029	160,338	48,770	61,136	467,510	498,828	146,387	166,051
Sunshine	398,440	384,719	195,011	169,634	1,287,278	1,191,566	585,981	512,151
West Valley	556,494	604,319	352,193	340,001	1,737,808	1,885,828	1,152,716	961,592
	1,961,849	2,036,365	931,798	933,420	6,109,029	6,313,596	3,050,045	2,776,403
Partnership Management	7,889	6,755	(100,188)	(100,279)	20,949	24,548	(416,787)	(418,195)
Other Expense	——	——	(40,916)	(41,747)	——	——	(95,403)	(346,086)

Interest Expense	——	——	(379,283)	(385,904)	——	——	(1,142,909)	(1,162,450)

Depreciation	——	——	(376,503)	(370,160)	——	——	(1,123,076)	(1,098,257)
	$1,969,738	$2,043,120	$34,908	$35,330	$6,129,978	$6,338,144	$271,870	$(248,585)

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

Comparison of Three Months Ended September 30, 2010 to Three Month Ended September 30, 2009

Gross revenues decreased $73,382 to $1,969,738 in 2010, from $2,043,120 in 2009.  This was due to lower occupancy and decreased home sale activity, which was offset by an increase in other income.

As described in the Statements of Operations, total operating expenses decreased $72,960, to $1,934,830 in 2010, as compared to $2,007,790 in 2009.  This was mainly due to decreased home sale activity.

As a result of the aforementioned factors, the Partnership experienced Net Income of $34,908 for the third quarter of 2010 as compared to Net Income of $35,330 for the third quarter of 2009.

Comparison of Nine Months Ended September 30, 2010 to Nine Months EndedSeptember 30, 2009

Gross revenues decreased $208,166 to $6,129,978 in 2010, from $6,338,144 in 2009.  The decrease was mainly due to lower occupancy and decreased home sale activity, which was offset by an increase in other income.

As described in the Statements of Operations, total operating expenses decreased $728,621, to $5,858,108 in 2010, as compared to $6,586,729 in 2009.  The decrease was primarily a result of decreased property operations expenditures relating to the relocation of residents from a neighboring, closed manufactured home community into the Sunshine Village property in Davie, Florida during 2009 and decreased home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $271,870 in 2010 as compared to a Net Loss of $248,585 in 2009.

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

Note Payable:  At September 30, 2010 the Partnership had notes payable outstanding in the amount of $22,446,696.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

Dated: November 12, 2010