Form 10-K
period 2010-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2011-02-22
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Yes ☐         No ☒

The estimated aggregate net asset value of the units as of February 1, 2011 held by non-affiliates, as estimated by the General Partner (based on a 2011 appraisal of Partnership properties), was $29,809,381.  As of February 1, 2011, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

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

On August 29, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2010, the balance on these notes was $22,341,976.  In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing, which are being amortized over the life of the mortgage of 25 years.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities.  Partnership operations commenced in April 1987, upon the acquisition of the first two Properties.  For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner").  The other six communities were purchased from unaffiliated third parties, of which, two have been sold as of December 31, 2010.  The Partnership rents home sites in the Properties to owners of manufactured homes.  It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition.  The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant").  In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

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

Each of the Properties competes with numerous similar facilities located in its geographic area.  The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,158 housing sites competing with the Partnership’s Sunshine Village.  The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,635 housing sites.  The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,700 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately twelve other communities in the Lansing, Michigan area offering approximately 3,938 housing sites.  In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites.  The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

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

The manufactured housing industry is now in the tenth consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

As a result of the geographic concentration of our properties in Minnesota, Michigan, Florida and Nevada, we are exposed to the risks of downturns in the local economy or other local real estate market conditions due to plants closing and industry slowdowns which could adversely affect occupancy rates, rental rates and property values in these markets.  Our income would also be adversely affected if residents were unable to pay rent or if sites were unable to be rented on favorable terms.

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387.   In February 2011, the Properties were appraised at an aggregate fair market value of $46,450,000 plus cash reserves of $7,094,857, as of December 31, 2010. Assuming a sale of the seven properties at February 1, 2011, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $29,809,381 or $9.02 per Unit.  There can be no assurance that the estimated net asset value could ever be realized.  As of December 31, 2010, the Partnership had 2,966 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years.  Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Limited Partnership Unit
Quarter Ended
March 31, 2010	$0.08
June 30, 2010	$0.08
September 30, 2010	$0.08
December 31, 2010	$0.08
March 31, 2009	$0.08
June 30, 2009	$0.08
September 30, 2009	$0.08
December 31, 2009	$0.08

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

In August, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2010 the balance on these notes was $22,341,976.

Future principal and interest payments under the StanCorp Financing are scheduled to be $1,903,668 each year for the period from 2011 through 2015.

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

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs.  The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis.   While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves.  As of December 31, 2010, the Partnership had $7,094,857 in cash balances.

In February 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held.  Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2010, the Partnership made distributions to the Unit Holders of $1,057,084, which is equal, on an annualized basis, to a 1.9% return on their adjusted capital contributions ($0.32 per $17.11 Unit).  Distributions paid to Unit Holders in 2009 totaled $1,057,084 and $1,618,660 was paid in 2008.

The distributions paid in 2010 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,595,000.  As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2010 was approximately $55,139,000.  No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders.  At December 31, 2010, the unpaid amount to be distributed to the General Partner was approximately $12,403,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2010, net income from Operations was $349,502, compared to a net loss of $240,394 for the year ended December 31, 2009.  Gross revenue was $8,140,952 and $8,407,246, in 2010 and 2009 respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner.  The Partnership paid these employees an aggregate of $287,975, and $283,624, in 2010 and 2009 respectively, to perform partnership management and investor relation services for the Partnership.

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

In determining the fair value of the Company’s properties for purposes of assessing potential impairment and disclosure, the Partnership engaged an independent valuation firm to appraise the fair value of each property using the discounted cash flow or comparable sale methods.  These methods consider future cash flow projections on a property by property basis, future capitalization rates, current interest rates and current market conditions of the geographical location of each property. In preparing these financial statements, the Partnership’s management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 49% for the year ended December 31, 2010, as compared to 52% for the year ended December 31, 2009.  The average monthly rent (not weighted average) was approximately $482 per home site for the year ended December 31, 2010, as compared to $475 for the year ended December 31, 2009.  The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total Sites	Occupied Sites		Occupancy Rate		Average Rent
		2010	2009	2010	2009	2010	2009
Ardmor Village	339	162	172	48%	51%	$495	$480
Camelot Manor	335	101	112	30%	33%	403	403
Dutch Hills	278	113	121	41%	44%	404	404
El Adobe	367	204	200	56%	55%	510	498
Stonegate Manor	308	108	119	35%	39%	394	390
Sunshine Village	356	222	228	62%	64%	595	587
West Valley	421	318	324	76%	77%	576	564
Overall	2,404	1,228	1,276	49%	52%	$482	$475

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2010 and 2009.

	GROSS REVENUE		NET OPERATING INCOME (LOSS)
			AND NET INCOME (LOSS)
	2010	2009	2010	2009
Ardmor Village	$1,013,442	$1,049,799	$473,740	$459,860
Camelot Manor	577,185	714,262	125,356	141,810
Dutch Hills	600,537	646,720	186,294	249,199
El Adobe	1,310,935	1,261,232	739,583	626,913
Stonegate Manor	611,815	648,007	183,460	205,234
Sunshine Village	1,689,664	1,582,957	790,146	748,713
West Valley	2,291,344	2,473,756	1,561,245	1,326,840
	8,094,922	8,376,733	4,059,824	3,758,569

Partnership Management Income and Expense	$46,030	$30,513	(513,656)	(525,401)

Other Expenses			(175,358)	(449,061)

Interest Expense			(1,520,466)	(1,546,739)

Depreciation			(1,500,842)	(1,477,762)

TOTAL	$8,140,952	$8,407,246	$349,502	$(240,394)

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

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Total revenues decreased $266,294 to $8,140,952 in 2010, compared to $8,407,246 in 2009.  The decrease is primarily the result of a decrease in occupancy.  The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property.

The Partnership’s operating expenses decreased $856,190, to $7,791,450 in 2010, compared to $8,647,640 in 2009.  The decrease is primarily due to lower expenses associated with home sales as a result of lower sales volumes.  Property operations expense was also reduced due to the conclusion of the Sunshine Village resident relocation program in early 2009.

As a result of the aforementioned factors, The Partnership experienced net income of $349,502 in 2010 compared to a net loss of $240,394 in 2009.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

Industry conditions remained depressed due to the lack of available retail financing.  Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2010.  In addition, the affordability and ease of financing site built homes, until recently, continued to provide competition for the manufactured housing industry.  As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround.  As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

In August 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% until August, 2014, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2010 the balance on these notes was $22,341,976.

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

Notes Payable: At December 31, 2010 the Partnership had notes payable outstanding in the amount of $22,341,976, collateralized by the seven remaining properties within the Partnership.  Interest on these notes is accrued at a fixed rate of 6.625% until 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2010 and 2009, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2010 and 2009

(iii)	Statements of Operations for the fiscal years ended December 31, 2010 and 2009.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2010 and 2009.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2010 and 2009.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 61 became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997.  He is also the sole owner of GP P.I. Associates Corp., the general partner of P.I. Associates, the general partner of Uniprop Manufactured Housing Communities Income Fund.  Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties.

Joel Schwartz, CPA, 49, became Chief Financial Officer of Uniprop Inc. on June 1, 2004.  Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations.  From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies.  From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation.  Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989.  Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

Jody Burttram, 50, became Independent Director of Genesis Associates in 2007.  As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Roger Zlotoff, 50, is President and Chief Operating Officer of Uniprop, Inc.  He has been with Uniprop since October 18, 1999.  Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties.  From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL.  Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994.  Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities.  This incentive management interest is 15% of distributable cash from operations in any quarter.  However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return.  During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,595,000 less than the 10% cumulative preferred return due Unit Holders.  Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution.  For 2010, approximately $282,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2010 was $12,403,000.  The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time.  The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred.  No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $55,139,000, as of December 31, 2010, is first distributed to the Unit Holders.  In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid.  The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions.  No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2010.  The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it.  Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected.  The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services.  During the last fiscal year, Uniprop AM, LLC received property management fees totaling $385,000.  The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $287,975 during 2010 to perform partnership management, and investor relation services for the Partnership.  It is anticipated comparable amounts will be paid in the next fiscal year.  Uniprop Homes, Inc., a related entity, received commissions totaling $9,920 in 2010 for certain services provided as a broker/dealer of manufactured homes for the communities.  Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2010.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2010 and 2009 were as follows.

	2010	2009
(1) Audit Fees	$71,000	$64,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$15,000	$15,000
(4) All Other Fees	$0	$0
(5) Total	$86,000	$79,000

Audit fees:  pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees:  pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC  in 2010 and 2009 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2010 and 2009

(iii)	Statements of Operations for the fiscal years ended December 31, 2010 and 2009.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2010 and 2009.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2010 and 2009.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010.

(3)	Exhibits

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

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2011.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:  February 22, 2011

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
Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2011.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund II
  (A Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) as of December 31, 2010 and 2009, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Plante & Moran, PLLC
Auburn Hills, Michigan
February 22, 2011

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2010	2009

Assets

Property and Equipment
Buildings and improvements	$41,670,535	$41,422,578
Land	8,952,937	8,952,937
Furniture and equipment	615,260	576,801

	51,238,732	50,952,316
Less accumulated depreciation	31,175,620	29,674,778

Net Property and Equipment	20,063,112	21,277,538

Cash	5,671,854	7,370,544
Investments, at fair value	1,423,003	-
Manufactured homes and improvements	1,064,356	412,635
Unamortized financing costs	624,418	652,170
Other assets	1,131,641	1,417,425

	$29,978,384	$31,130,312

Liabilities and Partners’ Equity

Note payable	$22,341,976	$22,750,674
Accounts payable	137,898	95,517
Other liabilities	338,643	416,672

Total Liabilities	22,818,517	23,262,863

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	6,740,348	7,451,425
General partner	419,519	416,024

Total Partners’ Equity	7,159,867	7,867,449

	$29,978,384	$31,130,312

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Operations

Year Ended December 31,	2010	2009
Revenue
Rental	$7,248,397	$7,288,627
Home sale income	188,055	545,248
Other	704,500	573,371

	8,140,952	8,407,246

Operating Expenses
Administrative	2,281,640	2,304,801
Property taxes	946,161	939,089
Utilities	630,842	628,350
Property operations	641,234	953,345
Depreciation	1,500,842	1,477,762
Interest	1,520,466	1,546,739
Home sale expense	270,265	797,554

	7,791,450	8,647,640

Net Income (Loss)	$349,502	$(240,394)

Total Income (Loss) Per Limited Partnership Unit	$.11	$(.07)

Distributions Per Limited Partnership Unit	$.32	$.32

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income (Loss) Allocable to General Partner	$3,495	$(2,404)

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2010 and 2009

	General
	Partner	Unit Holders	Total

Balance, January 1, 2009	$418,428	$8,746,499	$9,164,927

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net loss for the year	(2,404)	(237,990)	(240,394)

Balance, December 31, 2009	416,024	7,451,425	7,867,449

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	3,495	346,007	349,502

Balance, December 31, 2010	$419,519	$6,740,348	$7,159,867

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2010	2009

Cash Flows From Operating Activities
Net Income (Loss)	$349,502	$(240,394)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,500,842	1,477,762
Amortization and write off of deferred financing costs	27,752	27,752
Decrease (increase) in manufactured homes and improvements	(626,982)	374,928
Increase in other assets	285,784	(34,068)
Increase (decrease) in accounts payable	42,381	4,397
(Decrease) increase in other liabilities	(78,029)	(72,924)

Net Cash Provided By Operating Activities	1,501,250	1,537,453

Cash Flows From Investing Activities
Purchase of property and equipment	(311,155)	(197,218)
Purchase of available for sale investments	(1,423,003)	-

Net Cash (Used In) Provided By Investing Activities	(1,734,158)	(197,218)

Cash Flows From Financing Activities
Distributions to unit holders	(1,057,084)	(1,057,084)
Repayments of notes payable	(408,698)	(382,568)

Net Cash Used In Financing Activities	(1,465,782)	(1,439,652)

Net Decrease In Cash	(1,698,690)	(99,417)
Cash, at beginning of year	7,370,544	7,469,961

Cash, at end of year	$5,671,854	$7,370,544

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2010, and 2009,  located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.  The general partner is Genesis Associates Limited Partnership.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.  One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2010.

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

Fair Values of Financial Instruments

The carrying amounts of cash, accounts payable and notes payable approximate their fair values.  The fair value of investments was determined using quoted market prices as discussed below.  The carrying amount and fair value totaled $1,423,003 at December 31, 2010.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Investments

Investments are classified as held to maturity when management has the intent and ability to hold to maturity.  Held-to-maturity investments are reported at amortized cost.  All other investments are classified as available-for-sale investments and reported at fair value with unrealized gains and losses included in partners’ equity as a component of accumulated other comprehensive income.  The only investments held by the Partnership are shares in a short term bond mutual fund.  The fair value is determined based on quoted market prices.  Investment purchases and sales are accounted for on a trade date basis.  Gains and losses on the sale of investments are determined using the specific identification method.  Dividends are included in income on the ex-dividend date.  The fair value of the investments approximates the cost.  Accordingly, the amount recorded in accumulated comprehensive income is $0.  Since the investments are a mutual fund, there is no stated maturity.  The fair value of the investments was determined using level 1 inputs as discussed below.

Fair Value Accounting

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provides a framework for establishing that fair value.  The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Partnership can participate.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

Accumulated depreciation on continuing properties for tax purposes was $31,175,000 and $29,675,000 as of December 31, 2010 and 2009, respectively.

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

Amortization was $27,752 for both December 31, 2010 and 2009.

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
During 2008, the Partnership refinanced a mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC  in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2010, the balance on these notes was $22,341,976. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years. This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.

Future maturities on the note payable for the next five years and thereafter are as follows:  2011 - $436,612; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678 and thereafter - $19,839,644.

At December 31, 2010 and 2009, “Other Assets” included cash of approximately $138,000 and $299,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

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

Certain employees of affiliates of the General Partner were paid an aggregate of $287,975 and $283,624 during 2010 and 2009, respectively, to perform partnership management, and investor relation services for the Partnership.  Uniprop Homes, Inc., a related entity, received commissions totaling $9,920 and $ 29,491 in 2010 and 2009, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the properties in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2010 and 2009, Uniprop AM LLC, an affiliate earned property management fees of $385,000, and $387,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $800 and $9,700 by the affiliate at December 31, 2010 and 2009, respectively, for previously overpaid fees.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

4.	Reconciliation of	Year Ended December 31,	2010	2009
	Financial Statement
	Income and Taxable	Income (Loss) per the financial statements	$349,502	(240,394)
	Income
		Adjustments to depreciation for difference in methods	(322,212)	(452,908)

		Adjustments for prepaid rent, meals and entertainment	34,554	9,783

		Income (Loss) Per the Partnership’s Tax Return	$61,844	(683,519)

5.	Partners’ Capital
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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,595,000, in 2010, and 2009. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $55,139,000 as of December 31, 2010 has been distributed to the unit holders.

At December 31, 2010, the general partner’s cumulative incentive management interest to be distributed was approximately $12,403,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2011.

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

6.	Supplemental Cash Flow Information	Interest paid during 2010 and 2009 was approximately $1,490,000, and $1,521,000, respectively.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

7.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2009 through December 31, 2010:

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$2,061	$2,100	$1,970	$2,010

Income from Operations	$23	$214	$35	$78

Income Per Limited Partnership Unit from Operations	$.01	$.06	$.01	$.03

	Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$2,108	$2,187	$2,043	$2,069

(Loss) Income from Operations	$(246)	$(38)	$35	$9

(Loss) Income Per Limited Partnership Unit from Operations	$(.07)	$(.02)	$.01	$.01

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village
(Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,238,944	$1,067,373	$5,491,955	$6,559,328	$4,056,288	1987	30 years

Sunshine Village	4,183,407	1,215,862	4,875,878	-	574,354	1,215,862	5,450,232	6,666,094	4,077,202	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,212,305	918,949	4,893,356	5,812,305	3,529,959	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	871,579	881,219	4,230,350	5,111,569	3,105,066	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	995,396	970,859	4,716,625	5,687,484	3,360,116	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	478,487	1,519,964	6,398,487	7,918,451	4,844,826	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,010	1,330,730	2,378,711	10,489,530	12,868,241	7,666,871	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,172	$6,701,795	$8,952,937	$41,670,535	$50,623,472	$30,640,328

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2010

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2009 to December 31, 2010:

	2010	2009

Balance, at January 1	$8,952,937	$8,952,937

Cost of land sold	-	-

Balance, at December 31	$8,952,937	$8,952,937

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2009 to December 31, 2010:

	2010	2009

Balance, at January 1	$41,422,578	$44,241,255

Additions to buildings and improvements	247,957	181,323
Cost of assets sold	-	-

Balance, at December 31	$41,670,535	$41,422,578

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2009 to December 31, 2010:

	2010	2009

Balance, at January 1	$29,173,817	$27,709,602

Current year depreciation expense	1,466,511	1,464,215
Accumulated depreciation on assets sold	-	-

Balance, at December 31	$30,640,328	$29,173,817

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.