Form 10-Q
period 2011-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2011-05-06
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐         No ☒

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	March 31, 2011 (Unaudited) and
	December 31, 2010	3

	Statements of Operations
	Three months ended March 31, 2011
	and 2010 (Unaudited)	4

	Statement of Partners’ Equity
	Three months ended March 31, 2011 (Unaudited)	5

	Statements of Cash Flows
	Three months ended March 31, 2011
	and 2010 (Unaudited)	6

	Notes to Financial Statements
	March 31, 2011 (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	11

ITEM 1.	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 6.	EXHIBITS	11

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2011	December 31, 2010
	(Unaudited)

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,673,315	41,670,535
Furniture And Fixtures	622,572	615,260
	51,248,824	51,238,732

Less Accumulated Depreciation	(31,554,079)	(31,175,620)
	19,694,745	20,063,112

Cash And Cash Equivalents	6,908,787	5,671,854
Investments, at Fair Value	0	1,423,003
Unamortized Finance Costs	617,480	624,418
Manufactured Homes and Improvements	1,264,890	1,064,356
Other Assets	1,270,914	1,131,641

Total Assets	$29,756,816	$29,978,384

LIABILITIES & PARTNERS' EQUITY	March 31,2011	December 31, 2010
	(Unaudited)

Accounts Payable	$114,739	$137,898
Other Liabilities	496,203	338,643
Notes Payable	22,235,512	22,341,976

Total Liabilities	$22,846,454	$22,818,517

Partners' Equity:
General Partner	419,667	419,519
Unit Holders	6,490,695	6,740,348

Total Partners' Equity	6,910,362	7,159,867

Total Liabilities And Partners' Equity	$29,756,816	$29,978,384

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
(Unaudited)	March 31, 2011	March 31, 2010

Income:
Rental Income	$1,788,038	$1,837,609
Home Sale Income	57,399	49,500
Other	137,360	173,556

Total Income	1,982,797	2,060,665

Operating Expenses:
Administrative Expenses
(Including $95,446 and $97,698, in Property Management
Fees Paid to an Affiliate for the Three Month Period Ended
March 31, 2011 and 2010, respectively)	662,607	644,917
Property Taxes	229,062	254,004
Utilities	143,902	163,580
Property Operations	119,650	145,279
Depreciation	378,459	370,548
Interest	375,804	382,648
Home Sale Expense	58,547	76,501

Total Operating Expenses	1,968,031	2,037,477

Net Income	$14,766	$23,188

Income per Limited Partnership Unit	0.00	0.01

Distribution Per Unit:	0.08	0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Period Ending
March 31, 2011 and 2010	3,303,387	3,303,387

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2010	$419,519	$6,740,348	$7,159,867
Distributions	-	(264,271)	(264,271)
Net Income	148	14,618	14,766

Balance as of March 31, 2011	$419,667	$6,490,695	$6,910,362

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	March 31,2011	March 31,2010

Cash Flows From Operating Activities:
Net Income	$14,766	$23,188

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	378,459	370,548
Amortization	6,938	6,938
Increase in Manufactured Homes and Home Improvements	(200,534)	(5,967)
(Increase) Decrease In Other Assets	(139,273)	120,352
(Decrease) Increase In Accounts Payable	(23,159)	25,410
Increase In Other Liabilities	157,560	69,729

Total Adjustments	179,991	587,010

Net Cash Provided By
Operating Activities	194,757	610,198

Cash Flows Used In Investing Activities:
Redemption of Investments	1,423,003	0
Purchase of property and equipment	(10,092)	(23,715)

Cash Flows From Financing Activities:	1,412,911
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Mortgage	(106,464)	(99,657)

Net Cash Used In
Financing Activities	(370,735)	(363,928)

Increase In Cash and Equivalents	1,236,933	222,555
Cash, Beginning	5,671,854	7,370,544

Cash, Ending	$6,908,787	$7,593,099

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2011 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2010.

We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of March 31, 2011, the balance on these notes was $22,235,512.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the mortgage of 25 years.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2011 - $330,148; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; and thereafter - $19,839,644.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 22, 2011 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties.  There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of March 31, 2011 the balance on these notes was $22,235,512.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2011. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2011, the Partnership’s cash balance amounted to $6,908,787. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 50% at the end of March 2011, versus 51% at the end of March 2010. The average monthly homesite rent as of March 31, 2011 was approximately $492 versus $482 from March 2010 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	161	48%	$510
Camelot Manor	335	100	30%	403
Dutch Hills	278	113	41%	412
El Adobe	367	202	55%	522
Stonegate Manor	308	108	35%	402
Sunshine Village	356	227	64%	605
West Valley	421	318	76%	588

Total on 3/31/11:	2,404	1,229	50%	$492
Total on 3/31/10:	2,404	1,267	51%	$482
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
	three months ended		three months ended

Ardmor	$249,117	$254,984	$130,373	$129,052
Camelot Manor	146,706	140,755	23,002	39,468
Dutch Hills	141,456	147,858	42,301	55,893
El Adobe	290,555	316,494	166,207	168,355
Stonegate	149,355	165,126	42,142	47,291
Sunshine	437,208	450,562	200,612	201,953
West Valley	564,024	578,398	394,112	386,504
	1,978,421	2,054,177	998,749	1,028,516
Partnership Management	4,376	6,488	(205,312)	(220,368)
Other Expense	—	—	(24,408)	(31,764)

Interest Expense	—	—	(375,804)	(382,648)

Depreciation	—	—	(378,459)	(370,548)
	$1,982,797	$2,060,665	$14,766	$23,188

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

Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010

Gross revenues decreased $77,868 to $1,982,797 in 2009, from $2,060,665 in 2010.  This was due to decreased rental and other income as a result of lower occupancy.

As described in the Statements of Operations, total operating expenses decreased $69,446, to $1,968,031 in 2011, as compared to $2,037,477 in 2010.  This was a result of decreased expenditures overall, offset by a slight increase in administrative expenses during 2011.

As a result of the aforementioned factors, the Partnership experienced Net Income of $14,766 for the first quarter of 2011 compared to Net Income of $23,188 for the first quarter of 2010.

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

Note Payable:  At March 31, 2011 the Partnership had notes payable outstanding in the amount of $22,235,512.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 6, 2011