Form 10-Q
period 2011-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2011-08-09
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2011
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	June 30, 2011 (Unaudited) and
	December 31, 2010	3

	Statements of Operations
	Six and Three months ended June 30, 2011
	and 2010 (Unaudited)	4

	Statement of Partners’ Equity
	Six months ended June 30, 2011 (Unaudited)	4

	Statements of Cash Flows
	Six months ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Financial Statements
	June 30, 2011 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	10

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 6.	EXHIBITS	11

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30,2011	December 31, 2010
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,816,584	41,670,535
Furniture And Fixtures	626,072	615,260
	51,395,593	51,238,732

Less Accumulated Depreciation	(31,937,054)	(31,175,620)
	19,458,539	20,063,112

Cash And Cash Equivalents	6,610,765	5,671,854
Investments, at Fair Value	0	1,423,003
Unamortized Finance Costs	610,542	624,418
Manufactured Homes and Improvements	1,460,196	1,064,356
Other Assets	1,491,962	1,131,641

Total Assets	$29,632,004	$29,978,384

LIABILITIES & PARTNERS' EQUITY	June 30,2011	December 31, 2010
	(Unaudited)

Accounts Payable	$147,966	$137,898
Other Liabilities	643,291	338,643
Notes Payable	22,127,276	22,341,976

Total Liabilities	$22,918,533	$22,818,517

Partners' Equity:
General Partner	420,340	419,519
Unit Holders	6,293,131	6,740,348

Total Partners' Equity	6,713,471	7,159,867

Total Liabilities And
Partners' Equity	$29,632,004	$29,978,384

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Income:
Rental Income	$3,598,177	$3,650,561	$1,810,139	$1,812,952
Home Sale Income	60,399	112,635	3,000	63,135
Other	297,495	397,044	160,135	223,488

Total Income	3,956,071	4,160,240	1,973,274	2,099,575

Operating Expenses:
Administrative Expenses
(Including $192,910, $193,954, $97,464 and $96,256, in Property
Management Fees Paid to an Affiliate for the Six and Three Month
Period Ended June 30, 2011 and 2010, respectively)	1,256,480	1,171,729	593,873	526,812
Property Taxes	458,109	507,951	229,047	253,947
Utilities	295,871	311,243	151,969	147,663
Property Operations	280,409	281,967	160,759	136,688
Depreciation	761,434	746,573	382,975	376,025
Interest	749,824	763,626	374,020	380,978
Home Sale Expense	71,798	140,189	13,251	63,688

Total Operating Expenses	3,873,925	3,923,278	1,905,894	1,885,801

Net Income	$82,146	$236,962	$67,380	$213,774

Income per Limited Partnership Unit:	0.02	0.07	0.02	0.06

Distribution Per Unit:	0.16	0.16	0.08	0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Six and Three Month
Period Ended June 30, 2011 and 2010.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2010	$419,519	$6,740,348	$7,159,867
Distributions	0	(528,542)	(528,542)
Net Income	821	81,325	82,146

Balance as of June 30, 2011	$420,340	$6,293,131	$6,713,471

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED
	June 30,2011	June 30,2010

Cash Flows From Operating Activities:
Net Income	$82,146	$236,962

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	761,434	746,573
Amortization	13,876	13,876
Increase in Manufactured Homes and Home Improvements	(395,840)	(317,861)
Increase In Other Assets	(360,321)	(173,270)
Increase In Accounts Payable	10,068	36,123
Increase In Other Liabilities	304,648	232,013

Total Adjustments	333,865	537,454

Net Cash Provided By Operating Activities	416,011	774,416

Cash Flows From Investing Activities:
Redemption of Investments	1,423,003	0
Purchase of property and equipment	(156,861)	(156,814)

Net Cash Provided By (used in) Investing Activities	1,266,142	(156,814)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payments On Mortgage	(214,700)	(200,974)

Net Cash Used In Financing Activities	(743,242)	(729,516)

Increase (Decrease) In Cash and Equivalents	938,911	(111,914)
Cash, Beginning	5,671,854	7,370,544

Cash, Ending	$6,610,765	$7,258,630

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

1.           Basis of Presentation:

The accompanying unaudited 2011 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2010.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.           Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of June 30, 2011 the balance on these notes was $22,127,276.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2011 - $221,911; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; and thereafter - $19,839,644.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of June 30, 2011 the balance on these notes was $22,127,276.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2011. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2011, the Partnership’s cash balance amounted to $6,610,765. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 49% at the end of June 2011 versus 51% at the end of June 2010. The average monthly homesite rent as of June 30, 2011 was approximately $493; versus $482 from June 2010 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rates	Average* Rent
Ardmor Village	339	158	47%	$510
Camelot Manor	335	99	30%	409
Dutch Hills	278	112	40%	412
El Adobe	367	198	54%	522
Stonegate Manor	308	107	35%	402
Sunshine Village	356	226	64%	605
West Valley	421	316	75%	588

Total on 6/30/11:	2,404	1,216	49%	$493
Total on 6/30/10:	2,404	1,262	51%	$482
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income		Gross Revenue		Net Operating Income and Net Income
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	06/30/2011	06/30/2010	06/30/2011	06/30/2010
	three months ended		three months ended		six months ended		six months ended

Ardmor	$243,275	$254,616	$100,366	$127,103	$492,392	$509,600	$230,739	$256,155
Camelot Manor	130,130	150,025	27,985	33,661	276,836	290,780	50,987	73,129
Dutch Hills	144,186	140,969	41,024	48,329	285,642	288,827	83,325	104,222
El Adobe	318,774	359,846	170,741	227,276	609,329	676,340	336,948	395,631
Stonegate	149,490	146,355	36,184	50,326	298,845	311,481	78,326	97,617
Sunshine	412,136	438,276	204,200	189,017	849,344	888,838	404,812	390,970
West Valley	570,267	602,916	405,408	414,019	1,134,291	1,181,314	799,520	800,523
	1,968,258	2,093,003	985,908	1,089,731	3,946,679	4,147,180	1,984,657	2,118,247
Partnership Management	5,016	6,572	(123,568)	(96,231)	9,392	13,060	(328,880)	(316,599)
Other Expense	-----	-------	(37,965)	(22,723)	-------	-------	(62,373)	(54,487)

Interest Expense	-----	-------	(374,020)	(380,978)	--------	-------	(749,824)	(763,626)

Depreciation	-----	-------	(382,975)	(376,025)	-------	--------	(761,434)	(746,573)
	$1,973,274	$2,099,575	$67,380	$213,774	$3,956,071	$4,160,240	$82,146	$236,962

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

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Gross revenues decreased $126,301 to $1,973,274 in 2011, from $2,099,575 in 2010.  This was due to lower occupancy and decreased home sale activity.

As described in the Statements of Operations, total operating expenses increased $20,093, to $1,905,894 in 2011, as compared to $1,885,801 in 2010.  This was due to increases in administrative and property operations expenses, offset by decreased home sale activity.

As a result of the aforementioned factors, the Partnership experienced Net Income of $67,380 for the second quarter of 2011 compared to a Net Income of $213,774 for the second quarter of 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Gross revenues decreased $204,169 to $3,956,071 in 2011, from $4,160,240 in 2010.  The decrease was due to decreases in occupancy and home sale activity.

As described in the Statements of Operations, total operating expenses decreased $49,353, to $3,873,925 in 2011, as compared to $3,923,278 in 2010.  The decrease was primarily a result of decreased home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $82,146 in 2011 as compared to Net Income of $236,962 in 2010.

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

Note Payable:  At June 30, 2011 the Partnership had notes payable outstanding in the amount of $22,127,276.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

	BY:	Genesis Associates Limited Partnership,
General Partner

		BY:	Uniprop, Inc.,
its Managing General Partner

			By:	/s/ Roger I. Zlotoff
Roger I. Zlotoff, President

			By:	/s/ Susann Szepytowski
Susann E. Szepytowski, Principal Financial Officer

Dated: August 9, 2011