Form 10-Q
period 2011-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2011-11-09
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	September 30,2011	December 31, 2010
	(Unaudited)
ASSETS
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	41,884,246	41,670,535
Furniture And Fixtures	633,279	615,260
	51,470,462	51,238,732

Less Accumulated Depreciation	(32,318,283)	(31,175,620)
	19,152,179	20,063,112

Cash And Cash Equivalents	6,289,410	5,671,854
Investments, at Fair Value	0	1,423,003
Unamortized Finance Costs	603,604	624,418
Manufactured Homes and Improvements	1,929,953	1,064,356
Other Assets	1,376,361	1,131,641

Total Assets	$29,351,507	$29,978,384

LIABILITIES & PARTNERS' EQUITY	September 30,2011	December 31, 2010
	(Unaudited)

Accounts Payable	$90,882	$137,898
Other Liabilities	667,272	338,643
Notes Payable	22,016,929	22,341,976

Total Liabilities	$22,775,083	$22,818,517

Partners' Equity:
General Partner	421,613	419,519
Unit Holders	6,154,811	6,740,348

Total Partners' Equity	6,576,424	7,159,867

Total Liabilities And
Partners' Equity	$29,351,507	$29,978,384

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Income:
Rental Income	$5,410,713	$5,434,529	$1,812,536	$1,783,968
Home Sale Income	66,199	153,665	5,800	41,030
Other	465,174	541,784	167,679	144,740

Total Income	5,942,086	6,129,978	1,986,015	1,969,738

Operating Expenses:
Administrative Expenses (Including $291,009, $289,010, $98,099 and $95,056, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2011 and 2010, respectively)	1,814,367	1,718,990	557,887	547,261

Property Taxes	687,135	761,829	229,026	253,878
Utilities	429,949	470,241	134,078	158,998
Property Operations	451,524	444,121	171,115	162,154
Depreciation	1,142,663	1,123,076	381,229	376,503
Interest	1,121,725	1,142,909	371,901	379,283
Home Sale Expense	85,353	196,942	13,555	56,753

Total Operating Expenses	5,732,716	5,858,108	1,858,791	1,934,830

Net Income	$209,370	$271,870	$127,224	$34,908

Income per Limited Partnership Unit:	0.06	0.08	0.04	0.01

Distribution Per Unit:	0.24	0.24	0.08	0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Nine and Three Month
Period Ended September 30, 2011 and 2010.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2010	$419,519	$6,740,348	$7,159,867
Distributions	0	(792,813)	(792,813)
Net Income	2,094	207,276	209,370

Balance as of September 30, 2011	$421,613	$6,154,811	$6,576,424

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30,2011	September 30,2010

Cash Flows From Operating Activities:
Net Income	$209,370	$271,870

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	1,142,663	1,123,076
Amortization	20,814	20,814
Increase in Manufactured Homes and Home Improvements	(865,597)	(414,577)
Increase In Other Assets	(244,720)	(125,339)
(Decrease) Increase In Accounts Payable	(47,016)	14,700
Increase In Other Liabilities	328,629	210,692

Total Adjustments	334,773	829,366

Net Cash Provided By Operating Activities	544,143	1,101,236

Cash Flows From Investing Activities:
Redemption of Investments	1,423,003	0
Purchase of property and equipment	(231,730)	(195,772)

Net Cash Provided By (Used In) Investing Activities	1,191,273	(195,772)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(792,813)	(792,813)
Payments On Mortgage	(325,047)	(303,978)

Net Cash Used In Financing Activities	(1,117,860)	(1,096,791)

Increase (Decrease) In Cash and Equivalents	617,556	(191,327)
Cash, Beginning	5,671,854	7,370,544

Cash, Ending	$6,289,410	$7,179,217

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2011 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2010.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of September 30, 2011 the balance on these notes was $22,016,929.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan.  This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2011 - $111,564; 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678 and thereafter - $19,839,644.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate.  As of September 30, 2011 the balance on these notes was $22,016,929.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2011. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2011, the Partnership’s cash balance amounted to $6,289,410. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 49% at the end of September 2011 versus 50% at the end of September 2010. The average monthly homesite rent as of September 30, 2011 was approximately $493; versus $482 from September 2010 (average rent not a weighted average).

	Total	Occupancy	Capacity	Average*
	Occupied	Sites	Rate	Rent
Ardmor Village	339	155	46%	$510
Camelot Manor	335	101	30%	409
Dutch Hills	278	113	41%	412
El Adobe	367	195	53%	522
Stonegate Manor	308	108	35%	402
Sunshine Village	356	225	63%	605
West Valley	421	313	74%	588

Total on 9/30/11:	2,404	1,210	49%	$493
Total on 9/30/10:	2,404	1,248	50%	$482
*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income		Gross Revenue		Net Operating Income and Net Income
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	09/30/2011	09/30/2010	09/30/2011	09/30/2010
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$244,685	$251,991	$119,546	$122,152	$737,077	$761,591	$350,285	$378,307
Camelot Manor	133,491	140,800	28,675	27,268	410,327	431,580	79,662	100,397
Dutch Hills	157,017	154,298	58,412	41,184	442,659	443,125	141,737	145,406
El Adobe	298,559	303,797	149,384	145,220	907,888	980,137	486,332	540,851
Stonegate	157,574	156,029	59,999	48,770	456,419	467,510	138,325	146,387
Sunshine	425,485	398,440	213,105	195,011	1,274,829	1,287,278	617,917	585,981
West Valley	565,136	556,494	391,213	352,193	1,699,427	1,737,808	1,190,733	1,152,716
	1,981,947	1,961,849	1,020,334	931,798	5,928,626	6,109,029	3,004,991	3,050,045
Partnership Management	4,068	7,889	(90,288)	(100,188)	13,460	20,949	(419,168)	(416,787)
Other Expense	—	—	(49,692)	(40,916)	—	—	(112,065)	(95,403)

Interest Expense	—	—	(371,901)	(379,283)	—	—	(1,121,725)	(1,142,909)

Depreciation	—	—	(381,229)	(376,503)	—	—	(1,142,663)	(1,123,076)
	$1,986,015	$1,969,738	$127,224	$34,908	$5,942,086	$6,129,978	$209,370	$271,870

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

Comparison of Three Months Ended September 30, 2011 to Three Month Ended September 30, 2010

Gross revenues increased $16,277 to $1,986,015 in 2011, from $1,969,738 in 2010.  This was mainly due to higher lease home income, as part of new home leasing programs at the Camelot Manor property in Grand Rapids, Michigan, the Dutch Hills property in East Lansing, Michigan, and the Stonegate property in Lansing, Michigan.

As described in the Statements of Operations, total operating expenses decreased $76,039, to $1,858,791 in 2011, as compared to $1,934,830 in 2010.  This was mainly due to decreased home sale activity.

As a result of the aforementioned factors, the Partnership experienced Net Income of $127,224 for the third quarter of 2011 as compared to Net Income of $34,908 for the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Gross revenues decreased $187,892 to $5,942,086 in 2011, from $6,129,978 in 2010.  The decrease was mainly due to slightly lower occupancy and decreased home sale activity. In addition, other income in 2010 was higher as a result of proceeds from insurance claims received during the year.

As described in the Statements of Operations, total operating expenses decreased $125,392, to $5,732,716 in 2011, as compared to $5,858,108 in 2010.  The decrease was primarily a result of decreased home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $209,370 in 2011 as compared to Net Income of $271,870 in 2010.

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

Note Payable:  At September 30, 2011 the Partnership had notes payable outstanding in the amount of $22,016,929.  Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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
Susann Szepytowski, Principal Financial Officer

Dated: November 9, 2011