Form 10-K
period 2011-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2012-03-09
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes ☐ No ☒

The estimated aggregate net asset value of the units as of February 1, 2012 held by non-affiliates, as estimated by the General Partner (based on a 2012 appraisal of Partnership properties), was $30,457,563. As of February 1, 2012, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

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

On August 29, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of December 31, 2011, the balance on these notes was $21,905,364. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing, which are being amortized over the life of the mortgage of 25 years.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties, of which, two have been sold as of December 31, 2011. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

Each year during the October/November time period, in conjunction with the development of the next annual operating budget, management performs a strategic review of each Property. The strategic review analyses numerous metrics, including occupancy, revenue, expenses, capital expenditures, personnel, and related topics. In addition, management evaluates the “highest and best use” of the Property and the “sell versus hold” decision, which evaluates whether to put a Property on the market for sale in the next calendar year.

As part of this process, management consults with the Regional Vice President for each Property, industry colleagues, real estate brokers, the appraiser that performs the annual appraisal (currently Cushman & Wakefield) and other real estate professionals in order to determine whether to sell or hold a Property for an additional year.

For calendar year, 2012 management performed the aforementioned analyses and determined that it was in the best interest of the Limited Partners to hold all the remaining Properties for calendar year 2012. At the end of this year, a similar process will be conducted for calendar year 2013. In the subsequent paragraphs management will discuss in more detail the sell versus decision process.

In order to determine whether to sell a Property in a particular year, management evaluates numerous factors, including, but not limited to, those listed below in no particular order:

1.	Macro economic conditions and trends

2.	National commercial real estate market

3.	Local commercial real estate market

4.	Real estate lending market

5.	Interest rates

6.	Capitalization Rates

7.	Mortgage loan requirements for existing first mortgages

8.	Tax implications of a sale

9.	Appraised values of Properties

10.	Property specific issues

11.	Universe of buyers

12.	Supply and Demand dynamics

Management believes that overall real estate values are tied to macro-economic factors such as GDP, employment and housing starts. The Properties owned by the Fund in particular are impacted by employment and housing starts, as both are measures of the ability of prospective customers to purchase a manufactured home and place it on a leased home site. For the past few years, the United States has experienced what many call the “Great Recession” as GDP growth was negative and unemployment rose to above 9%. Recently, both measures of have improved, though they remain well below previous levels.

The next factor is the state of the national commercial real estate market. This analysis looks at the level of real estate values and the volume of purchase/sale activity as measured by the nation’s largest commercial real estate brokers. Clearly, the past few years have seen unprecedented weakness in the national real estate market, with values plunging 30% on average and large banks foreclosing on properties at record levels. As a result, these factors indicated that 2012 would not be an opportune time to list any of the Properties for sale.

The next factor is the local real estate market, which extracts the local market from the national data, as there are usually pockets of strength or weakness relative to a broader market as measured by the entire country. The local market for each Property is considered; for example, Dutch Hills and Stonegate are more affected by the Lansing, MI market than the national market. Regrettably, the Fund owns Properties in three of the hardest hit states in the nation, namely, Florida, Michigan and Nevada. Thus, recently the local market review has indicated lower values than the national average, except in the case of Ardmor Village, in Lakeville, MN.

The availability of commercial real estate loans, in other words the lending market, has a large impact on the value of the Properties. Few if any buyers can or will use all equity to acquire any of the Properties. The number of potential buyers that can or will use all equity is so small that the value of the Properties is greatly diminished if the universe of potential buyers is limited to those entities. Most buyers will need financing from a commercial bank, conduit lender or commercial finance company in order to close on the purchase of a Property. If financing is constrained, buyers will reduce their offers or not make an offer because they will not be able to fund the closing. Thus, management reviews the availability and terms of financing alternatives as part of its decision to sell or hold. Generally speaking, availability of financing, plays a large role in the consummating a transaction at an attractive price. The paucity of financing in the marketplace led management to conclude that it was not in the best interest of the limited partners to list the Fund’s Properties for sale during 2012.

Overall interest rates are a critical component to loan terms and impact capitalization rates. Potential buyers are evaluating alternative investments, rates of return, and risk. Buyers obtain capital from investors and lenders, and both of those constituents are evaluating all of their alternatives. Over the past few years, investors seem to have put commercial real estate investment opportunities into one of the following three categories:

1) stabilized real estate, such as high occupancy or long term triple net lease assets

2) distressed real estate, largely owned by lenders

3) incoming producing properties with average occupancy levels.

The prices for the first category have risen as interest rates have fallen, since investors are looking for yield with minimal risk. Buildings or properties that have experienced high occupancy rates for a long period or are 100% leased on a long term basis to credit tenants are thus attractive at lower capitalization rates. Lower capitalization rates translate into higher prices as the price is computed by dividing the Net Operating Income by the Capitalization Rate.

There has been limited activity in the second category as lenders seem to have determined that they are better off leasing distressed properties than selling them at liquidation prices. FDIC rules regarding sales at below appraised values are also a factor. Management believes that the Properties owned by the Fund fall into the third category, and there is limited interest at present from investors for income producing properties with average or below average historical occupancy rates. Real estate lending is constrained for these assets, as lenders are already inundated with foreclosed properties from loans made years ago. Non-recourse loans (loans without a personal guaranty) are even harder to obtain. The general lack of investor interest was a major factor in management’s decision for 2012.

In addition to market data, management also examines the terms of the existing first mortgage on the Fund’s Properties to insure, for example, that the loans can be pre-paid without penalties. Tax implications are also an important factor, since the decision to sell is based on the after-tax distributions to Limited Partners. The Fund’s accounting firm is consulted regarding tax implications in order to determine the after tax impact of a sale. For 2012, the market factors were considered so unfavorable that an examination of the mortgage loan and the tax implications of a sale were not reviewed in detail in order to reduce expenses.

Finally, management always reviews the annual appraisals and discusses the market value computation with the appraiser. The appraiser consolidates many of the aforementioned factors into the appraisal report and thus is an independent source of information and analysis. Property specific conditions are also considered, such as recent capital expenditures, overall maintenance, the local market for manufactured home communities, other communities for sale, investor sentiment for the market, among others. In addition, the likely pool of buyers in the market is considered and discussed with national real estate brokers such as Cushman&Wakefield which handled the marketing for two of the Fund’s Properties sole in prior years. Brokers are in contact with potential buyers and advise management on the state of the market, specifically supply and demand of similar properties, recent comparable sales, financing, and valuations.

All of these factors are considered by management each year when deciding whether to sell or hold a Property for another year. Management feels that this annual process is adequate and appropriate as it provides stability for the property management teams and yet allows management to take advantage of a strong market. Listing a Property for sale creates many issues, for example, residents and potential residents learn that a Property is for sale and it impacts their decision to stay or rent a home site. On-site managers are also affected, as they fear they may lose their job once a new owner takes possession. Thus, management is careful to fully analyze the impacts of a putting a Property on the market and then insuring a successful transaction in a reasonable timeframe. Failure to do so can have negative consequences to the performance of the Property, and potential buyers are aware of these issues, so it’s important to have an organized and efficient process.

Selling a Property is a complex decision and management has to consider numerous factors. However, it is management’s obligation to evaluate this option and it does so annually in order to provide a stable process that allows consideration of all the variables before making a final decision.

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

Employees

The Partnership employs three part-time employees to perform Partnership management and investor relations’ services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $25,000 to $52,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In February 2012, the Properties were appraised at an aggregate fair market value of $47,550,000 plus cash reserves of $6,239,427, as of December 31, 2011. Assuming a sale of the seven properties at February 1, 2012, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $30,457,563 or $9.22 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2011, the Partnership had 2,861 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Quarter Ended	Limited Partnership Unit
March 31, 2011	$0.08
June 30, 2011	$0.08
September 30, 2011	$0.08
December 31, 2011	$0.08
March 31, 2010	$0.08
June 30, 2010	$0.08
September 30, 2010	$0.08
December 31, 2010	$0.08

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

In August, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of December 31, 2011 the balance on these notes was $21,905,364.

Future principal and interest payments under the StanCorp Financing are scheduled to be $1,903,668 each year for the period from 2012 through 2016.

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

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves. As of December 31, 2011, the Partnership had $6,239,427 in cash balances.

In February 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2011, the Partnership made distributions to the Unit Holders of $1,057,084, which is equal, on an annualized basis, to a 1.9% return on their adjusted capital contributions ($0.32 per $17.11 Unit). Distributions paid to Unit Holders for years 2010 and 2009 was also $1,057,084.

The distributions paid in 2011 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,595,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2011 was approximately $59,734,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2011, the unpaid amount to be distributed to the General Partner was approximately $12,657,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2011, net income from Operations was $141,153, compared to $349,502 for the year ended December 31, 2010. Gross revenue was $7,851,755 and $8,140,952, in 2011 and 2010 respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $292,011, and $287,975, in 2011 and 2010 respectively, to perform partnership management and investor relation services for the Partnership.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 48% for the year ended December 31, 2011, as compared to 49% for the year ended December 31, 2010. The average monthly rent (not weighted average) was approximately $493 per home site for the year ended December 31, 2011, as compared to $482 for the year ended December 31, 2010. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total	Occupied Sites		Occupancy Rate		Average Rent
	Sites	2011	2010	2011	2010	2011	2010
Ardmor Village	339	153	162	45%	48%	$510	$495
Camelot Manor	335	97	101	29%	30%	409	403
Dutch Hills	278	111	113	40%	41%	412	404
El Adobe	367	195	204	53%	56%	522	510
Stonegate Manor	308	108	108	35%	35%	402	394
Sunshine Village	356	224	222	63%	62%	605	595
West Valley	421	312	318	74%	76%	588	576
Overall	2,404	1,200	1,228	48%	49%	$493	$482

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2011 and 2010.

	GROSS REVENUE		NET OPERATING INCOME AND NET INCOME
	2011	2010	2011	2010
Ardmor Village	$985,247	$1,013,442	$459,638	$473,740
Camelot Manor	544,865	577,185	114,888	125,356
Dutch Hills	591,095	600,537	194,990	186,294
El Adobe	1,168,111	1,310,935	591,244	739,583
Stonegate Manor	601,829	611,815	160,374	183,460
Sunshine Village	1,680,417	1,689,664	758,156	790,146
West Valley	2,263,765	2,291,344	1,594,514	1,561,245
	7,835,329	8,094,922	3,873,804	4,059,824

Partnership Management Income and Expense	$16,426	$46,030	(566,414)	(513,656)

Other Expenses			(151,711)	(175,358)

Interest Expense			(1,492,398)	(1,520,466)

Depreciation			(1,522,128)	(1,500,842)

TOTAL	$7,851,755	$8,140,952	$141,153	$349,502

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

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Total revenues decreased $289,197 to $7,851,755 in 2011, compared to $8,140,952 in 2010. The decrease is primarily the result of a decrease in occupancy and home sales. The decrease in occupancy is due primarily to increased foreclosures on home mortgages, which frequently results in the home being moved out of the property. The decrease in home sales is due primarily to the lack of retail financing.

The Partnership’s operating expenses decreased $80,848, to $7,710,602 in 2011, compared to $7,791,450 in 2010. The decrease is primarily due to lower expenses associated with home sales as a result of lower sales volumes.

As a result of the aforementioned factors, The Partnership experienced net income of $141,153 in 2011 compared to $349,502 in 2010.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

Industry conditions remained depressed due to the lack of available retail financing. Reduced retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2011. In addition, the affordability and ease of financing site built homes, until recently, continued to provide competition for the manufactured housing industry. As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround. As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

In August 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% until August, 2013, at which time, the rate will reset to the lender’s then prevailing market rate. As of December 31, 2011 the balance on these notes was $21,905,364.

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

Notes Payable: At December 31, 2011 the Partnership had notes payable outstanding in the amount of $21,905,364, collateralized by the seven remaining properties within the Partnership. Interest on these notes is accrued at a fixed rate of 6.625% until 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2011 and 2010, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2011 and 2010

(iii)	Statements of Operations for the fiscal years ended December 31, 2011 and 2010.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2011 and 2010.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2011 and 2010.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 62, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, Mr. Zlotoff resigned his position as Principal Executive Officer.

Joel Schwartz, CPA, 50, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990. On June 1, 2011, Mr. Schwartz resigned his position as Chief Financial Officer.

Jody Burttram, 51, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Szepytowski, 48, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Szepytowski is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Szepytowski received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Szepytowski replaced Mr. Schwartz as the new Principal Financial Officer.

Roger Zlotoff, 51, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,595,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2011, approximately $254,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2011 was $12,657,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $59,734,000, as of December 31, 2011, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2011. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

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

Certain employees of affiliates of the General Partner were paid an aggregate of $292,011 during 2011 to perform partnership management, and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $5,925 in 2011 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2011.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2011 and 2010 were as follows.

	2011	2010
(1) Audit Fees	$71,000	$71,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$15,000	$15,000
(4) All Other Fees	$0	$0
(5) Total	$86,000	$86,000

Audit fees:  pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees:  pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2011 and 2010 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2011 and 2010

(iii)	Statements of Operations for the fiscal years ended December 31, 2011 and 2010.

(iv)	Statements of Partners' Equity for the fiscal years ended December31, 2011 and 2010.

(v)	Statements of Cash Flows for the fiscal years ended December31, 2011 and 2010.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December31, 2011.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31,1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Szepytowski.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2012.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

BY:	Genesis Associates Limited Partnership,
General Partner

	BY:	Uniprop, Inc., Managing General Partner

		By:	/s/ Roger I. Zlotoff
Roger I. Zlotoff, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2012

By:	/s/ Susann Szepytowski	By:	/s/ Roger I. Zlotoff
	Susann Szepytowski		Roger I. Zlotoff
	Principal Financial Officer		Principal Executive Officer
	(Vice President Finance of		(President & Chief Executive Officer of
	Uniprop, Inc.)		Uniprop, Inc.)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2012.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Uniprop Manufactured Housing

 Communities Income Fund II

 (A Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) as of December 31, 2011 and 2010, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 5, 2012

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2011	2010

Assets

Property and Equipment
Buildings and improvements	$42,031,798	$41,670,535
Land	8,952,937	8,952,937
Furniture and equipment	633,279	615,260

	51,618,014	51,238,732
Less accumulated depreciation	32,697,748	31,175,620

Net Property and Equipment	18,920,266	20,063,112

Cash	6,239,427	5,671,854
Investments, at fair value	-	1,423,003
Manufactured homes and improvements	2,049,935	1,064,356
Unamortized financing costs	596,666	624,418
Other assets	955,929	1,131,641

	$28,762,223	$29,978,384

Liabilities and Partners’ Equity

Note payable	$21,905,364	$22,341,976
Accounts payable	166,483	137,898
Other liabilities	446,440	338,643

Total Liabilities	22,518,287	22,818,517

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	5,823,005	6,740,348
General partner	420,931	419,519

Total Partners’ Equity	6,243,936	7,159,867

	$28,762,223	$29,978,384

 See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Operations

Year Ended December 31,	2011	2010
Revenue
Rental	$7,129,171	$7,248,397
Home sale income	73,800	188,055
Other	648,784	704,500

	7,851,755	8,140,952

Operating Expenses
Administrative	2,454,564	2,281,640
Property taxes	886,603	946,161
Utilities	599,269	630,842
Property operations	642,125	641,234
Depreciation	1,522,128	1,500,842
Interest	1,492,398	1,520,466
Home sale expense	113,515	270,265

	7,710,602	7,791,450

Net Income	$141,153	$349,502

Total Income Per Limited Partnership Unit	$.04	$.11

Distributions Per Limited Partnership Unit	$.32	$.32

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income Allocable to General Partner	$1,412	$3,495

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2011 and 2010

	General
	Partner	Unit Holders	Total

Balance, January 1, 2010	$416,024	$7,451,425	$7,867,449

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	3,495	346,007	349,502

Balance, December 31, 2010	419,519	6,740,348	7,159,867

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	1,412	139,741	141,153

Balance, December 31, 2011	$420,931	$5,823,005	$6,243,936

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2011	2010

Cash Flows From Operating Activities
Net Income	$141,153	$349,502
Adjustments to reconcile net income to netcash provided by operating activities
Depreciation	1,522,128	1,500,842
Amortization and write off of deferred financing costs	27,752	27,752
Increase in manufactured homes and improvements	(985,579)	(626,982)
Decrease in other assets	175,712	285,784
Increase in accounts payable	28,585	42,381
Increase (decrease) in other liabilities	107,797	(78,029)

Net Cash Provided By Operating Activities	1,017,548	1,501,250

Cash Flows From Investing Activities
Purchase of property and equipment	(379,282)	(311,155)
Purchase of available for sale investments	-	(1,423,003)
Redemption of available for sale investments	1,423,003	-

Net Cash (Used In) Provided By InvestingActivities	1,043,721	(1,734,158)

Cash Flows From Financing Activities
Distributions to unit holders	(1,057,084)	(1,057,084)
Repayments of notes payable	(436,612)	(408,698)

Net Cash Used In Financing Activities	(1,493,696)	(1,465,782)

Net Increase (Decrease) In Cash	567,573	(1,698,690)
Cash, at beginning of year	5,671,854	7,370,544

Cash, at end of year	$6,239,427	$5,671,854

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2011, and 2010,  located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.  The general partner is Genesis Associates Limited Partnership.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.  One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2011.

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

Fair Values of Financial Instruments

The carrying amounts of cash, accounts payable and notes payable approximate their fair values.  The fair value of investments was determined using quoted market prices as discussed below.  The carrying amount and fair value totaled $1,423,003 at December 31, 2010. This entire investment was sold in January, 2011.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Investments

Investments were classified as held to maturity when management had the intent and ability to hold to maturity. Held-to-maturity investments were reported at amortized cost. All other investments were classified as available-for-sale investments and reported at fair value with unrealized gains and losses included in partners’ equity as a component of accumulated other comprehensive income. The only investments held by the Partnership were shares in a short term bond mutual fund. This entire investment was sold in January, 2011. The fair value was determined based on quoted market prices. Investment purchases and sales were accounted for on a trade date basis. Gains and losses on the sale of investments were determined using the specific identification method. Dividends were included in income on the ex-dividend date. The fair value of the investments approximated the cost. Accordingly, the amount recorded in accumulated comprehensive income was $0. Since the investments were a mutual fund, there was no stated maturity. The fair value of the investments was determined using level 1 inputs as discussed below.

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

Accumulated depreciation on continuing properties for tax purposes was $32,015,000 and $31,175,000 as of December 31, 2011 and 2010, respectively.

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

Amortization was $27,752 for both December 31, 2011 and 2010.

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
During 2008, the Partnership refinanced a mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC  in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033.  Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate.  As of December 31, 2011, the balance on these notes was $21,905,364. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years. This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.

Future maturities on the note payable for the next five years and thereafter are as follows: 2012 - $466,432; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519 and thereafter - $19,232,125.

At December 31, 2011 and 2010, “Other Assets” included cash of approximately $200,000 and $138,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

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

Certain employees of affiliates of the General Partner were paid an aggregate of $292,011 and $287,975 during 2011 and 2010, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $5,925 and $ 9,920 in 2011 and 2010, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the properties in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2011 and 2010, Uniprop AM LLC, an affiliate earned property management fees of $385,000 for each year, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $12,100 and $800 by the affiliate at December 31, 2011 and 2010, respectively, for previously overpaid fees.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

4.	Reconciliation of	Year Ended December 31,	2011	2010
	Financial Statement
	Income and Taxable	Income (Loss) per the financial statements	$141,153	349,502
	Income
		Adjustments to depreciation for difference in methods	(684,090)	(322,212)

		Adjustments for prepaid rent, meals and entertainment, inventory write downs	25,890	34,554

		(Loss) Income Per the Partnership’s Tax Return	$(517,045)	61,844

5.	Partners’ Capital
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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,595,000, in 2011, and 2010. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $59,734,000 as of December 31, 2011 has been distributed to the unit holders.

At December 31, 2011, the general partner’s cumulative incentive management interest to be distributed was approximately $12,657,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2012.

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

6.	Supplemental Cash Flow Information	Interest paid during 2011 and 2010 was approximately $1,460,000, and $1,490,000, respectively.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

7.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2010 through December 31, 2011:

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$1,982	$1,973	$1,986	$1,911

Income (Loss) from Operations	$15	$67	$127	$(68)

Income (Loss) Per Limited Partnership Unit from Operations	$.00	$.02	$.04	$(.02)

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$2,061	$2,100	$1,970	$2,010

Income from Operations	$23	$214	$35	$78

Income Per Limited Partnership Unit from Operations	$.01	$.06	$.01	$.03

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost		Acquisition		at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village
(Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,386,496	$1,067,373	$5,639,507	$6,706,880	$4,242,281	1987	30 years

Sunshine Village	4,183,407	1,215,862	4,875,878	-	594,979	1,215,862	5,470,857	6,686,719	4,277,139	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,232,305	918,949	4,913,356	5,832,305	3,704,267	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	910,336	881,219	4,269,107	5,150,326	3,253,880	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	1,007,081	970,859	4,728,310	5,699,169	3,516,432	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	486,953	1,519,964	6,406,953	7,926,917	5,062,006	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,011	1,444,908	2,378,711	10,603,708	12,982,419	8,083,497	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,173	$7,063,058	$8,952,937	$42,031,798	$50,984,735	$32,139,502

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2011

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2010 to December 31, 2011:

	2011	2010

Balance, at January 1	$8,952,937	$8,952,937

Cost of land sold	-	-

Balance, at December 31	$8,952,937	$8,952,937

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2010 to December 31, 2011:

	2011	2010

Balance, at January 1	$41,670,535	$41,422,578

Additions to buildings and improvements	361,263	247,957
Cost of assets sold	-	-

Balance, at December 31	$42,031,798	$41,670,535

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2010 to December 31, 2011:

	2011	2010

Balance, at January 1	$30,640,328	$29,173,817

Current year depreciation expense	1,499,174	1,466,511
Accumulated depreciation on assets sold	-	-

Balance, at December 31	$32,139,502	$30,640,328

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.