Form 10-Q
period 2012-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2012-05-15
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	March 31,2012	December 31, 2011
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,031,798	42,031,798
Furniture And Fixtures	648,279	633,279
	51,633,014	51,618,014

Less Accumulated Depreciation	(33,092,076)	(32,697,748)
	18,540,938	18,920,266

Cash And Cash Equivalents	5,974,141	6,239,427
Unamortized Finance Costs	589,728	596,666
Manufactured Homes and Improvements	2,350,352	2,049,935
Other Assets	977,442	955,929

Total Assets	$28,432,601	$28,762,223

LIABILITIES & PARTNERS' EQUITY

	March 31,2012	December 31, 2011
	(Unaudited)

Accounts Payable	$75,615	$166,483
Other Liabilities	520,903	446,440
Notes Payable	21,791,629	21,905,364

Total Liabilities	$22,388,147	$22,518,287

Partners' Equity:
General Partner	421,579	420,931
Unit Holders	5,622,875	5,823,005

Total Partners' Equity	6,044,454	6,243,936

Total Liabilities And Partners' Equity	$28,432,601	$28,762,223

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011

Income:
Rental Income	$1,833,756	$1,788,038
Home Sale Income	20,100	57,399
Other	201,248	137,360

Total Income	2,055,104	1,982,797

Operating Expenses:
Administrative Expenses (Including $100,303 and $95,446, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2012 and 2011, respectively)	668,745	662,607
Property Taxes	226,269	229,062
Utilities	150,824	143,902
Property Operations	155,081	119,650
Depreciation	394,328	378,459
Interest	368,492	375,804
Home Sale Expense	26,576	58,547

Total Operating Expenses	1,990,315	1,968,031

Net Income	$64,789	$14,766

Income per Limited Partnership Unit	$0.02	$0.00

Distribution Per Unit:	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2012 and 2011	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2011	$420,931	$5,823,005	$6,243,936
Distributions	-	(264,271)	(264,271)
Net Income	648	64,141	64,789

Balance as of March 31, 2012	$421,579	$5,622,875	$6,044,454

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	March 31,2012	March 31,2011

Cash Flows From Operating Activities:
Net Income	$64,789	$14,766

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	394,328	378,459
Amortization	6,938	6,938
Increase in Manufactured Homes and Home Improvements	(300,417)	(200,534)
Increase In Other Assets	(21,513)	(139,273)
Decrease In Accounts Payable	(90,868)	(23,159)
Increase In Other Liabilities	74,463	157,560

Total Adjustments	62,931	179,991

Net Cash Provided By Operating Activities	127,720	194,757

Cash Flows From Investing Activities:
Redemption of Investments	0	1,423,003
Purchase of property and equipment	(15,000)	(10,092)

Net Cash (Used In) Provided By Investing Activities	(15,000)	1,412,911

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Mortgage	(113,735)	(106,464)

Net Cash (Used In) Provided By Financing Activities	(378,006)	(370,735)

(Decrease) Increase In Cash	(265,286)	1,236,933
Cash, Beginning	6,239,427	5,671,854

Cash, Ending	$5,974,141	$6,908,787

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2012 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2011.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of March 31, 2012, the balance on these notes was $21,791,629.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the mortgage of 25 years. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2012 - $352,697; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519; and thereafter - $19,232,125.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. As of March 31, 2012 the balance on these notes was $21,791,629.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2012. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2012, the Partnership’s cash balance amounted to $5,974,141. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of March 2012, versus 50% at the end of March 2011. The average monthly homesite rent as of March 31, 2012 was approximately $505 versus $492 from March 2011 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	149	44%	$524
Camelot Manor	335	100	30%	417
Dutch Hills	278	109	39%	420
El Adobe	367	193	53%	535
Stonegate Manor	308	109	35%	410
Sunshine Village	356	223	63%	627
West Valley	421	303	72%	603

Total on 3/31/12:	2,404	1,186	48%	$505
Total on 3/31/11:	2,404	1,229	50%	$492

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
	three months ended		three months ended

Ardmor	$254,814	$249,117	$114,024	$130,373
Camelot Manor	137,564	146,706	34,148	23,002
Dutch Hills	150,006	141,456	43,291	42,301
El Adobe	300,073	290,555	160,596	166,207
Stonegate	174,779	149,355	37,077	42,142
Sunshine	437,967	437,208	226,032	200,612
West Valley	579,499	564,024	410,066	394,112
	2,034,702	1,978,421	1,025,234	998,749
Partnership Management	20,402	4,376	(164,364)	(205,312)
Other Expense	—	—	(33,261)	(24,408)

Interest Expense	—	—	(368,492)	(375,804)

Depreciation	—	—	(394,328)	(378,459)

	$2,055,104	$1,982,797	$64,789	$14,766

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

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

Gross revenues increased $72,307 to $2,055,104 in 2012, from $1,982,797 in 2011. This was due to increased rental and other income as a result of an increase in market rent values and lease home income.

As described in the Statements of Operations, total operating expenses increased $22,284, to $1,990,315 in 2011, as compared to $1,968,031 in 2011. This was a result of an increase in property operations expenses, mainly due to repair and maintenance expenses during 2012.

As a result of the aforementioned factors, the Partnership experienced Net Income of $64,789 for the first quarter of 2012 compared to Net Income of $14,766 for the first quarter of 2011.

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

Note Payable: At March 31, 2012 the Partnership had notes payable outstanding in the amount of $21,791,629. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 15, 2012

- 11 -