Form 10-Q
period 2012-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2012-08-08
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30,2012	December 31, 2011
	(Unaudited)

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,105,167	42,031,798
Furniture And Fixtures	648,279	633,279
	51,706,383	51,618,014

Less Accumulated Depreciation	(33,488,276)	(32,697,748)
	18,218,107	18,920,266

Cash	5,409,049	6,239,427
Unamortized Finance Costs	582,790	596,666
Manufactured Homes and Improvements	2,756,246	2,049,935
Other Assets	1,296,455	955,929

Total Assets	$28,262,647	$28,762,223

LIABILITIES & PARTNERS' EQUITY	June 30,2012	December 31, 2011
	(Unaudited)

Accounts Payable	$65,775	$166,483
Other Liabilities	660,177	446,440
Notes Payable	21,676,000	21,905,364

Total Liabilities	$22,401,952	$22,518,287

Partners' Equity:
General Partner	422,384	420,931
Unit Holders	5,438,311	5,823,005

Total Partners' Equity	5,860,695	6,243,936

Total Liabilities And
Partners' Equity	$28,262,647	$28,762,223

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Income:
Rental Income	$3,624,587	$3,598,177	$1,790,831	$1,810,139
Home Sale Income	147,721	60,399	127,621	3,000
Other	390,062	297,495	188,814	160,135

Total Income	4,162,370	3,956,071	2,107,266	1,973,274

Operating Expenses:
Administrative Expenses (Including $198,557, $192,910, $98,254 and $97,464, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2012 and 2011, respectively)	1,235,942	1,256,480	567,197	593,873
Property Taxes	445,437	458,109	219,168	229,047
Utilities	292,415	295,871	141,591	151,969
Property Operations	371,978	280,409	216,897	160,759
Depreciation	790,528	761,434	396,200	382,975
Interest	735,080	749,824	366,588	374,020
Home Sale Expense	145,689	71,798	119,113	13,251

Total Operating Expenses	4,017,069	3,873,925	2,026,754	1,905,894

Net Income	$145,301	$82,146	$80,512	$67,380

Income per Limited Partnership Unit:	$0.04	$0.02	$0.02	$0.02

Distribution Per Unit:	$0.16	$0.16	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2012 and 2011.	3,303,387	3,303,387	3,303,387	3,303,387

4

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2011	$420,931	$5,823,005	$6,243,936
Distributions	0	(528,542)	(528,542)
Net Income	1,453	143,848	145,301

Balance as of June 30, 2012	$422,384	$5,438,311	$5,860,695

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	June 30,2012	June 30,2011

Cash Flows From Operating Activities:
Net Income	$145,301	$82,146

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	790,528	761,434
Amortization	13,876	13,876
Increase in Manufactured Homes and Home Improvements	(706,311)	(395,840)
Increase In Other Assets	(340,526)	(360,321)
(Decrease) Increase In Accounts Payable	(100,708)	10,068
Increase In Other Liabilities	213,737	304,648

Total Adjustments	(129,404)	333,865

Net Cash Provided By Operating Activities	15,897	416,011

Cash Flows From Investing Activities:
Redemption of Investments	0	1,423,003
Purchase of property and equipment	(88,369)	(156,861)

Net Cash (Used In) Provided By Investing Activities	(88,369)	1,266,142

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payments On Mortgage	(229,364)	(214,700)

Net Cash Used In Financing Activities	(757,906)	(743,242)

(Decrease) Increase In Cash	(830,378)	938,911
Cash, Beginning	6,239,427	5,671,854

Cash, Ending	$5,409,049	$6,610,765

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

1.          Basis of Presentation:

The accompanying unaudited 2011 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2011.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.          Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of June 30, 2012 the balance on these notes was $21,676,000.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2012 - $237,068; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519; and thereafter - $19,232,125.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. As of June 30, 2012 the balance on these notes was $21,676,000.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2012. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2012, the Partnership’s cash balance amounted to $5,409,049. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of June 2012 versus 49% at the end of June 2011. The average monthly homesite rent as of June 30, 2012 was approximately $505; versus $493 from June 2011 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	149	44%	$524
Camelot Manor	335	99	30%	417
Dutch Hills	278	109	39%	420
El Adobe	367	192	52%	535
Stonegate Manor	308	108	35%	410
Sunshine Village	356	219	62%	627
West Valley	421	300	71%	603

Total on 6/30/12:	2,404	1,176	48%	$505
Total on 6/30/11:	2,404	1,216	49%	$493

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income		Gross Revenue		Net Operating Income and Net Income
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	06/30/2012	06/30/2011	06/30/2012	06/30/2011
	three months ended		three months ended		six months ended		six months ended

Ardmor	$236,104	$243,275	$112,023	$100,366	$489,918	$492,392	$226,047	$230,739
Camelot Manor	143,778	130,130	43,326	27,985	281,342	276,836	77,474	50,987
Dutch Hills	189,310	144,186	61,512	41,024	339,316	285,642	104,803	83,325
El Adobe	291,717	318,774	163,653	170,741	591,790	609,329	324,249	336,948
Stonegate	173,252	149,490	51,414	36,184	348,031	298,845	88,491	78,326
Sunshine	499,689	412,136	201,344	204,200	937,656	849,344	427,376	404,812
West Valley	570,650	570,267	413,168	405,408	1,150,149	1,134,291	823,234	799,520
	2,103,500	1,968,258	1,046,440	985,908	4,138,202	3,946,679	2,071,674	1,984,657
Partnership Management	3,766	5,016	(117,541)	(123,568)	24,168	9,392	(281,905)	(328,880)
Other Expense	-	-	(85,599)	(37,965)	-	-	(118,860)	(62,373)

Interest Expense	-	-	(366,588)	(374,020)	-	-	(735,080)	(749,824)

Depreciation	-	-	(396,200)	(382,975)	-	-	(790,528)	(761,434)
	$2,107,266	$1,973,274	$80,512	$67,380	$4,162,370	$3,956,071	$145,301	$82,146

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

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Gross revenues increased $133,992 to $2,107,266 in 2012, from $1,973,274 in 2011. This was mainly due to increased home sale activity and other income, specifically lease home income. This was offset slightly by decreased rental income due to lower occupancy.

As described in the Statements of Operations, total operating expenses increased $120,860, to $2,026,754 in 2012, as compared to $1,905,894 in 2011. This was due to increases in property operations and home sale expense.

As a result of the aforementioned factors, the Partnership experienced Net Income of $80,512 for the second quarter of 2012 compared to Net Income of $67,380 for the second quarter of 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Gross revenues increased $206,299 to $4,162,370 in 2012, from $3,956,071 in 2011. The increase mainly due to increased home sale activity and other income, specifically lease home income.

As described in the Statements of Operations, total operating expenses increased $143,144, to $4,017,069 in 2012, as compared to $3,873,925 in 2011. The increase was primarily a result of increased property operations and home sale expense.

As a result of the aforementioned factors, the Partnership experienced Net Income of $145,301 in 2012 as compared to Net Income of $82,146 in 2011.

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

Note Payable: At June 30, 2012 the Partnership had notes payable outstanding in the amount of $21,676,000. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

Dated: August 8, 2012

