Form 10-Q
period 2012-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2012-11-07
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2012	December 31, 2011
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,167,962	42,031,798
Furniture And Fixtures	648,279	633,279
	51,769,178	51,618,014

Less Accumulated Depreciation	(33,883,947)	(32,697,748)
	17,885,231	18,920,266

Cash	5,241,760	6,239,427
Unamortized Finance Costs	575,852	596,666
Manufactured Homes and Improvements	3,046,663	2,049,935
Other Assets	1,349,055	955,929

Total Assets	$28,098,561	$28,762,223

LIABILITIES & PARTNERS' EQUITY	September 30,2012	December 31, 2011
	(Unaudited)

Accounts Payable	$87,758	$166,483
Other Liabilities	732,739	446,440
Notes Payable	21,558,445	21,905,364

Total Liabilities	$22,378,942	$22,518,287

Partners' Equity:
General Partner	423,616	420,931
Unit Holders	5,296,003	5,823,005

Total Partners' Equity	5,719,619	6,243,936

Total Liabilities And Partners' Equity	$28,098,561	$28,762,223

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Income:
Rental Income	$5,425,966	$5,410,713	$1,801,379	$1,812,536
Home Sale Income	206,185	66,199	58,464	5,800
Other	604,070	465,174	214,008	167,679

Total Income	6,236,221	5,942,086	2,073,851	1,986,015

Operating Expenses:
Administrative Expenses
(Including $298,011, $291,009, $99,454 and $98,099, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2012 and 2011, respectively)	1,808,294	1,814,367	572,352	557,887
Property Taxes	678,885	687,135	233,448	229,026
Utilities	441,007	429,949	148,592	134,078
Property Operations	536,351	451,524	164,373	171,115
Depreciation	1,186,199	1,142,663	395,671	381,229
Interest	1,099,731	1,121,725	364,651	371,901
Home Sale Expense	217,258	85,353	71,569	13,555

Total Operating Expenses	5,967,725	5,732,716	1,950,656	1,858,791

Net Income	$268,496	$209,370	$123,195	$127,224

Income per Limited Partnership Unit:	$0.08	$0.06	$0.04	$0.04

Distribution Per Unit:	$0.24	$0.24	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Nine and Three Month Period Ended September 30, 2012 and 2011.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2011	$420,931	$5,823,005	$6,243,936
Distributions	0	(792,813)	(792,813)
Net Income	2,685	265,811	268,496

Balance as of September 30, 2012	$423,616	$5,296,003	$5,719,619

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	September 30,2012	September 30,2011

Cash Flows From Operating Activities:
Net Income	$268,496	$209,370

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	1,186,199	1,142,663
Amortization	20,814	20,814
Increase in Manufactured Homes and Home Improvements	(996,728)	(865,597)
Increase In Other Assets	(393,126)	(244,720)
Decrease In Accounts Payable	(78,725)	(47,016)
Increase In Other Liabilities	286,299	328,629

Total Adjustments	24,733	334,773

Net Cash Provided By Operating Activities	293,229	544,143

Cash Flows From Investing Activities:
Redemption of Investments	0	1,423,003
Purchase of property and equipment	(151,164)	(231,730)

Net Cash (Used In) Provided By Investing Activities	(151,164)	1,191,273

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(792,813)	(792,813)
Payments On Mortgage	(346,919)	(325,047)

Net Cash Used In Financing Activities	(1,139,732)	(1,117,860)

(Decrease) Increase In Cash and Equivalents	(997,667)	617,660
Cash, Beginning	6,239,427	5,671,854

Cash, Ending	$5,241,760	$6,289,514

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2012 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2011.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. As of September 30, 2012 the balance on these notes was $21,558,445.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2012 - $119,513; 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519 and thereafter - $19,232,125.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. As of September 30, 2012 the balance on these notes was $21,558,445.

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

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2012. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2012, the Partnership’s cash balance amounted to $5,241,760. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of September 2012 versus 49% at the end of September 2011. The average monthly homesite rent as of September 30, 2012 was approximately $505; versus $493 from September 2011 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	147	43%	$524
Camelot Manor	335	104	31%	417
Dutch Hills	278	108	39%	420
El Adobe	367	190	52%	535
Stonegate Manor	308	108	35%	410
Sunshine Village	356	218	61%	627
West Valley	421	305	72%	603

Total on 9/30/12:	2,404	1,180	48%	$505
Total on 9/30/11:	2,404	1,210	49%	$493

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income		Gross Revenue		Net Operating Income and Net Income
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	09/30/2012	09/30/2011	09/30/2012	09/30/2011
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$240,875	$244,685	$116,228	$119,546	$730,793	$737,077	$342,275	$350,285
Camelot Manor	170,325	133,491	65,597	28,675	451,667	410,327	143,071	79,662
Dutch Hills	216,018	157,017	56,840	58,412	555,334	442,659	161,643	141,737
El Adobe	275,507	298,559	124,672	149,384	868,297	907,888	448,921	486,332
Stonegate	161,287	157,574	52,461	59,999	509,318	456,419	140,952	138,325
Sunshine	431,432	425,485	197,530	213,105	1,369,088	1,274,829	624,906	617,917
West Valley	567,053	565,136	397,550	391,213	1,717.202	1,699,427	1,220,784	1,190,733
	2,063,497	1,981,947	1,010,878	1,020,334	6,201,699	5,928,626	3,082,552	3,004,991
Partnership Management	10,354	4,068	(84,526)	(90,288)	34,522	13,460	(366,431)	(419,168)
Other Expense	—	—	(42,835)	(49,692)	—	—	(161,695)	(112,065)

Interest Expense	—	—-	(364,651)	(371,901)	—	—	(1,099,731)	(1,121,725)

Depreciation	—	—	(395,671)	(381,229)	—	—	(1,186,199)	(1,142,663)
	$2,073,851	$1,986,015	$123,195	$127,224	$6,236,221	$5,942,086	$268,496	$209,370

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

Comparison of Three Months Ended September 30, 2012 to Three Month Ended September 30, 2011

Gross revenues increased $87,836 to $2,073,851 in 2012, from $1,986,015 in 2011. This was mainly due to higher lease home income, as part of new home leasing programs at the Camelot Manor property in Grand Rapids, Michigan, the Dutch Hills property in East Lansing, Michigan, and the Stonegate property in Lansing, Michigan.

As described in the Statements of Operations, total operating expenses increased $91,865, to $1,950,656 in 2012, as compared to $1,858,791 in 2011. This was mainly due to increased home sale activity.

As a result of the aforementioned factors, the Partnership experienced Net Income of $123,195 for the third quarter of 2012 as compared to Net Income of $127,224 for the third quarter of 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Gross revenues increased $294,135 to $6,236,221 in 2012, from $5,942,086 in 2011. The increase was mainly due to higher lease income as mentioned above, and increased home sale activity.

As described in the Statements of Operations, total operating expenses increased $235,009, to $5,967,725 in 2012, as compared to $5,732,716 in 2011. The increase was primarily a result of increased home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $268,496 in 2012 as compared to Net Income of $209,370 in 2011.

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

Note Payable: At September 30, 2012 the Partnership had notes payable outstanding in the amount of $21,558,445. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

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

Dated: November 07, 2012

