Form 10-K
period 2012-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2013-03-21
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Yes ☐     No ☒

The estimated aggregate net asset value of the units as of February 1, 2013 held by non-affiliates, as estimated by the General Partner (based on a 2013 appraisal of Partnership properties), was $32,275,856. As of February 1, 2013, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

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

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership" or the “Fund”), acquired, maintains, leases, operates and ultimately will dispose of income producing residential real properties consisting of seven manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

On August 29, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership (the “StanCorp Financing”). To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset.  However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change.  Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset. As of December 31, 2012, the balance on these notes was $21,438,933. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing, which are being amortized over the life of the mortgage of 25 years.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties, of which, two have been sold as of December 31, 2012. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

Each year during the October/November time period, in conjunction with the development of the next annual operating budget, management performs a strategic review of each Property. The strategic review analyzes numerous metrics, including occupancy, revenue, expenses, capital expenditures, personnel, and related topics. In addition, management evaluates the “highest and best use” of the Property and the “sell versus hold” decision, which considers whether or not to put a Property on the market for sale in the next calendar year.

As part of this process, management may consult with the Regional Vice President for each Property, industry experts, real estate brokers, the appraiser that performs the annual appraisal (currently Cushman & Wakefield) and other real estate professionals in order to determine whether to sell or hold a Property for an additional year. In addition, Management also re-evaluates its decision each year, when it receives the updated annual appraisal of the Properties.

For calendar year, 2013 management performed the aforementioned analyses and determined that it was in the best interest of the Limited Partners to hold all the remaining Properties for calendar year 2013, subject to the re-evaluation following the receipt of the updated appraisal. At the end of this year, a similar process will be conducted for calendar year 2014. In the subsequent paragraphs management will discuss in more detail the sell versus hold decision process.

In order to determine whether to sell a Property in a particular year, management evaluates numerous factors, including, but not limited to, those listed below in no particular order:

1.	Macro economic conditions and trends

2.	National commercial real estate market

3.	Local commercial real estate market

4.	Real estate lending market

5.	Interest rates

6.	Capitalization rates

7.	Mortgage loan requirements for existing first mortgages

8.	Tax implications of a sale

9.	Appraised values of the Properties

10.	Property specific issues

11.	Universe of buyers

12.	Supply and demand dynamics

Management believes that overall real estate values are tied to macro-economic factors such as GDP, employment and housing starts. The Properties owned by the Fund in particular are impacted by employment and housing starts, as both are measures of the ability of prospective customers to purchase or lease a manufactured home. For the past few years, the United States has experienced what many call the “Great Recession” as GDP growth was negative and unemployment rose to above 9%. Recently, both measures of have improved.

The next factor is the state of the national commercial real estate market. This analysis looks at the level of real estate values and the volume of purchase/sale activity as measured by the nation’s largest commercial real estate brokers. Clearly, the past few years have seen unprecedented weakness in the national real estate market, with values plunging 30% on average and large banks foreclosing on properties at record levels. As a result, these factors indicated that 2012 would not be an opportune time to list any of the Properties for sale. However, recently the overall real estate market has improved due to lower interest rates and lower unemployment.

The next factor is the local real estate market, which extracts the local market from the national data, as there are usually pockets of strength or weakness relative to a broader market as measured by the entire country. The local market for each Property is considered; for example, Dutch Hills and Stonegate are more affected by the Lansing, Michigan market than the national market. Regrettably, the Fund owns Properties in three of the hardest hit states in the nation, namely, Florida, Michigan and Nevada. Thus, recently the local market review has indicated lower values than the national average, except in the case of Ardmor Village, in Lakeville, Minnesota. Fortunately, the economy in all three states has stabilized, and perhaps improved slightly.

The availability of commercial real estate loans, in other words the lending market, has a large impact on the value of the Properties. Few if any buyers can or will use all equity to acquire any of the Properties. The number of potential buyers that can or will use all equity is so small that the value of the Properties is greatly diminished if the universe of potential buyers is limited to those entities. Most buyers will need financing from a commercial bank, conduit lender or commercial finance company in order to close on the purchase of a Property. If financing is constrained, buyers will reduce their offers or not make an offer because they will not be able to fund the closing. Thus, management reviews the availability and terms of financing alternatives as part of its decision to sell or hold. Generally speaking, availability of financing, plays a large role in the consummating a transaction at an attractive price. The paucity of financing in the marketplace led management to conclude that it was not in the best interest of the limited partners to list the Fund’s Properties for sale during 2012. Financing conditions have improved slightly as of the end of 2012.

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

3) income producing properties with average occupancy levels

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

There has been limited activity in the second category as lenders seem to have determined that they are better off leasing distressed properties than selling them at liquidation prices. FDIC rules regarding sales at below appraised values are also a factor. Management believes that the Properties owned by the Fund fall into the third category, and there is slightly increased interest at present from investors for income producing properties with average or below average historical occupancy rates. Real estate lending has eased for these assets. The general increase of investor interest was noted by Management.

In addition to market data, management also examines the terms of the existing first mortgage on the Fund’s Properties to ensure, for example, that the loans can be pre-paid without penalties. Tax implications are also an important factor, since the decision to sell is based on the after-tax distributions to Limited Partners. The Fund’s accounting firm is consulted regarding tax implications in order to determine the after tax impact of a sale. Finally, the impact of a sale on the balance sheet of the Fund is also considered.

Finally, management always reviews the annual appraisals and discusses the market value computation with the appraiser. The appraiser consolidates many of the aforementioned factors into the appraisal report and thus is an independent source of information and analysis. Property specific conditions are also considered, such as recent capital expenditures, overall maintenance, the local market for manufactured home communities, other communities for sale, investor sentiment for the market, among others. In addition, the likely pool of buyers in the market is considered and discussed with national real estate brokers such as Cushman & Wakefield which handled the marketing for two of the Fund’s Properties sold in prior years. Brokers are in contact with potential buyers and advise management on the state of the market, specifically supply and demand of similar properties, recent comparable sales, financing, and valuations.

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

Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,157 housing sites competing with the Partnership’s Sunshine Village. The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,685 housing sites. The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,589 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately thirteen other communities in the Lansing, Michigan area offering approximately 4,226 housing sites. In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites. The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

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

The table below contains certain information concerning the Partnership's seven properties.

Property Name			Number
and Location	Year Constructed	Acreage	of Sites

Ardmor Village
Cedar Avenue S.
Lakeville, MN	1974	74	339

Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI	1973	57	335

Dutch Hills
Upton Road
E. Lansing, MI	1975	42.8	278

El Adobe
N. Lamb Blvd.
Las Vegas, NV	1975	36	367

Stonegate Manor
Eaton Rapids Drive
Lansing, MI	1968	43.6	308

Sunshine Village
Southwest 5th St.
Davie, FL	1972	45	356

West Valley
W. Tropicana Ave
Las Vegas, NV	1972	53	421

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In February 2013, the Properties were appraised at an aggregate fair market value of $50,100,000 plus cash reserves of $5,117,789, as of December 31, 2012. Assuming a sale of the seven properties at February 1, 2013, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $32,275,856 or $9.77 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2012, the Partnership had 2,776 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Limited Partnership Unit
Quarter Ended
March 31, 2012	$0.08
June 30, 2012	$0.08
September 30, 2012	$0.08
December 31, 2012	$0.08
March 31, 2011	$0.08
June 30, 2011	$0.08
September 30, 2011	$0.08
December 31, 2011	$0.08

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

In August, 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset.  However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change.  Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset. As of December 31, 2012 the balance on these notes was $21,438,933.

Future principal and interest payments under the StanCorp Financing are scheduled to be $1,903,668 each year for the period from 2013 through 2017.

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

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves. As of December 31, 2012, the Partnership had $5,117,789 in cash balances.

In February 1994, the Partnership distributed $23,119,767 to the Unit Holders, or $7.00 per $20.00 Unit held. Of this amount, $13,572,978 (or $4.11 per Unit), was applied to the then shortfall in the Unit Holders’ 10.0% cumulative preferred return, and $9,546,789 (or $2.89 per Unit), was a partial return of the Limited Partners' original capital contributions.

Results of Operations

Distributions

For the year ended December 31, 2012, the Partnership made distributions to the Unit Holders of $1,057,084, which is equal, on an annualized basis, to a 1.9% return on their adjusted capital contributions ($0.32 per $17.11 Unit). Distributions paid to Unit Holders for years 2011 and 2010 was also $1,057,084.

The distributions paid in 2012 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,595,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2012 was approximately $64,329,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2012, the unpaid amount to be distributed to the General Partner was approximately $12,961,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2012, net income was $411,988, compared to $141,153 for the year ended December 31, 2011. Gross revenue was $8,234,570 and $7,851,755, in 2012 and 2011, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $273,984, and $292,011, in 2012 and 2011 respectively, to perform partnership management and investor relation services for the Partnership.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 48% for the years ended December 31, 2012, and 2011. The average monthly rent (not weighted average) was approximately $505 per home site for the year ended December 31, 2012, as compared to $493 for the year ended December 31, 2011. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total	Occupied Sites		Occupancy Rate		Average Rent
	Sites	2012	2011	2012	2011	2012	2011
Ardmor Village	339	148	153	44%	45%	$524	$510
Camelot Manor	335	105	97	31%	29%	417	409
Dutch Hills	278	109	111	39%	40%	420	412
El Adobe	367	187	195	51%	53%	535	522
Stonegate Manor	308	111	108	36%	35%	410	402
Sunshine Village	356	219	224	62%	63%	627	605
West Valley	421	301	312	71%	74%	603	588
Overall	2,404	1,180	1,200	48%	48%	$505	$493

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2012 and 2011.

			NET OPERATING INCOME
	GROSS REVENUE		AND NET INCOME
	2012	2011	2012	2011
Ardmor Village	$947,941	$985,247	$427,861	$459,638
Camelot Manor	604,130	544,865	258,030	114,888
Dutch Hills	741,125	591,095	229,151	194,990
El Adobe	1,122,304	1,168,111	584,709	591,244
Stonegate Manor	693,004	601,829	302,475	160,374
Sunshine Village	1,807,162	1,680,417	825,213	758,156
West Valley	2,281,871	2,263,765	1,626,182	1,594,514

	8,197,537	7,835,329	4,253,621	3,873,804

Partnership Management Income and Expense	$37,033	$16,426	(536,825)	(566,414)

Other Expenses			(258,476)	(151,711)

Interest Expense			(1,462,413)	(1,492,398)

Depreciation			(1,583,919)	(1,522,128)

TOTAL	$8,234,570	$7,851,755	$411,988	$141,153

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

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Total revenues increased $382,815 to $8,234,570 in 2012, compared to $7,851,755 in 2011. The increase was due to increased rental and lease home income and home sale activity.

The Partnership’s operating expenses increased $111,980, to $7,822,582 in 2012, compared to $7,710,602 in 2011. The increase is primarily due to higher property operations expenses and expenses associated with home sales as a result of increased sales volumes. These are offset by lower property tax expenses, as the Partnership was able to successfully reduce property taxes at the Camelot Manor property in Grand Rapids, Michigan and the Stonegate property in East. Lansing, Michigan, resulting in refunds of $170,212 received in 2012, from previous years.

As a result of the aforementioned factors, The Partnership experienced net income of $411,988 in 2012 compared to $141,153 in 2011.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

Industry conditions have improved modestly, allowing for slightly increased home sales activity, especially at the Dutch Hills and Stonegate properties located in Lansing, Michigan. However, the overall sales volume is not sufficient to increase occupancy significantly, and the average sales price is relatively low as most of the homes sold are pre-owned as opposed to new. The lease home program, on the other hand, has been fairly successful, at all three Michigan properties especially, and the leasing income has provided additional cash flow and a good return on the investment of the lease home inventory.

In August 2008, the Partnership refinanced the GMAC mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% until August, 2013, at which time, the rate will reset to the lender’s then prevailing market rate. As of December 31, 2012 the balance on these notes was $21,438,933.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expires March 15, 2013. Many competitive communities also offered similar programs. The Program pays the lesser of the cost to relocate the home or $25,000. The Program only pays for the actual costs to relocate a home or prepare a home site to accept the home. The Program is limited to a maximum of 50 homes, thereby limiting the total potential cost to $1.25 million, which will be funded entirely with cash reserves. The home and the resident must qualify and meet all the standards of Sunshine Village. The Program also offers a three year reduced rental charge of $499 per month. However, if the resident sells his home prior to the expiration of the three year period, the rent immediately reverts to the then current market rent. Similarly, the resident agrees to retain the home at Sunshine Village for a minimum of three years.

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

Notes Payable: At December 31, 2012 the Partnership had notes payable outstanding in the amount of $21,438,933, collateralized by the seven remaining properties within the Partnership. Interest on these notes is accrued at a fixed rate of 6.625% until 2013, at which time, the rate will reset to the lender’s then prevailing market rate.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2012 and 2011, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2012 and 2011

(iii)	Statements of Operations for the fiscal years ended December 31, 2012 and 2011.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2012 and 2011.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2012 and 2011.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 63, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Joel Schwartz, CPA, 51, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990. On June 1, 2011, Mr. Schwartz resigned his position as Chief Financial Officer.

Jody Burttram, 52, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, formerly Szepytowski, 49, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Kehrig replaced Mr. Schwartz as the new Principal Financial Officer.

Roger Zlotoff, 52, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,595,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2012, approximately $304,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2012 was $12,961,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $64,329,000, as of December 31, 2012, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2012. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $395,000. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $273,984 during 2012 to perform partnership management, and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $8,265 in 2012 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2012.

The aggregate fees billed to the Partnership for professional services performed by Plante Moran, PLLC during 2012 and 2011 were as follows.

	2012	2011
(1) Audit Fees	$71,000	$71,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$19,000	$15,000
(4) All Other Fees	$0	$0
(5) Total	$90,000	$86,000

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees: pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2012 and 2011 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2012 and 2011

(iii)	Statements of Operations for the fiscal years ended December 31, 2012 and 2011.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2012 and 2011.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2012 and 2011.

(2)	The following financial statement schedule is filed with this report:

Schedule III  - Real Estate and Accumulated Depreciation as of December 31, 2012.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2013.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 21, 2013

By:	/s/ Susann Kehrig	By:	/s/ Roger I. Zlotoff
	Susann Kehrig		Roger I. Zlotoff
	Principal Financial Officer		Principal Executive Officer
	(Vice President Finance of		(President & Chief Executive Officer of
	Uniprop, Inc.)		Uniprop, Inc.)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2013.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Uniprop Manufactured Housing Communities Income Fund II

(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) as of December 31, 2012 and 2011 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 21, 2013

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Balance Sheets

December 31,	2012	2011

Assets

Property and Equipment
Buildings and improvements	$42,321,607	$42,031,798
Land	8,952,937	8,952,937
Furniture and equipment	651,604	633,279

	51,926,148	51,618,014
Less accumulated depreciation	34,266,824	32,697,748

Net Property and Equipment	17,659,324	18,920,266

Cash	5,117,789	6,239,427
Manufactured homes and improvements	3,208,757	2,049,935
Unamortized financing costs	568,914	596,666
Other assets	1,079,723	955,929

	$27,634,507	$28,762,223

Liabilities and Partners’ Equity

Note payable	$21,438,933	$21,905,364
Accounts payable	27,904	166,483
Other liabilities	568,830	446,440

Total Liabilities	22,035,667	22,518,287

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	5,173,790	5,823,005
General partner	425,050	420,931

Total Partners’ Equity	5,598,840	6,243,936

	$27,634,507	$28,762,223

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Operations

Year Ended December 31,	2012	2011
Revenue
Rental	$7,170,664	$7,129,171
Home sale income	251,771	73,800
Other	812,135	648,784

	8,234,570	7,851,755

Operating Expenses
Administrative	2,468,378	2,454,564
Property taxes	696,669	886,603
Utilities	587,017	599,269
Property operations	762,886	642,125
Depreciation	1,583,919	1,522,128
Interest	1,462,413	1,492,398
Home sale expense	261,300	113,515

	7,822,582	7,710,602

Net Income	$411,988	$141,153

Total Income Per Limited Partnership Unit	$.12	$.04

Distributions Per Limited Partnership Unit	$.32	$.32

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income Allocable to General Partner	$4,119	$1,412

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Partners’ Equity
Years Ended December 31, 2012 and 2011

	General
	Partner	Unit Holders	Total

Balance, January 1, 2011	$419,519	$6,740,348	$7,159,867

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	1,412	139,741	141,153

Balance, December 31, 2011	420,931	5,823,005	6,243,936

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	4,119	407,869	411,988

Balance, December 31, 2012	$425,050	$5,173,790	$5,598,840

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2012	2011

Cash Flows From Operating Activities
Net Income	$411,988	$141,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,583,919	1,522,128
Amortization and write off of deferred financing costs	27,752	27,752
Increase in manufactured homes and improvements	(1,257,230)	(985,579)
(Increase) decrease in other assets	(123,794)	175,712
(Decrease) increase in accounts payable	(138,579)	28,585
Increase in other liabilities	122,390	107,797

Net Cash Provided By Operating Activities	626,446	1,017,548

Cash Flows From Investing Activities
Purchase of property and equipment	(224,569)	(379,282)
Redemption of available for sale investments	-	1,423,003

Net Cash (Used In) Provided By Investing Activities	(224,569)	1,043,721

Cash Flows From Financing Activities
Distributions to unit holders	(1,057,084)	(1,057,084)
Repayments of notes payable	(466,431)	(436,612)

Net Cash Used In Financing Activities	(1,523,515)	(1,493,696)

Net (Decrease) Increase In Cash	(1,121,638)	567,573
Cash, at beginning of year	6,239,427	5,671,854

Cash, at end of year	$5,117,789	$6,239,427

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2012, and 2011, located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. The general partner is Genesis Associates Limited Partnership.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner. One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2012.

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

Accumulated depreciation on continuing properties for tax purposes was $33,975,000 and $32,015,000 as of December 31, 2012 and 2011, respectively.

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements are stated at the lower of cost or market based on the specific identification method and represent manufactured homes held for sale.

Financing Costs

As a result of the refinance of the mortgage note payable during 2008, costs to obtain the financing (see Note 2) have been capitalized and are being amortized over the 25-year term of the related mortgage note payable. Previously deferred financing costs were written off.

Amortization was $27,752 for both December 31, 2012 and 2011.

Revenue Recognition

Rental income attributable to leases is recorded when due from the lessees. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sale transaction.

Other Revenue

Other revenue consists of home lease income, interest income, rental late fees, utility charges and miscellaneous income. Income from utility charges is recognized based upon actual monthly usage.

Income Taxes

Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

2.	Note Payable	During 2008, the Partnership refinanced a mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset. However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change. Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset. As of December 31, 2012, the balance on these notes was $21,438,933. In connection with the new mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of 25 years. This included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.

Future maturities on the note payable for the next five years and thereafter are as follows: 2013 - $498,289; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519; 2017 - $649,012 and thereafter - $18,583,114.

At December 31, 2012 and 2011, “Other Assets” included cash of approximately $298,000 and $200,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s note payable agreement. The cash is restricted from operating use.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Certain employees of affiliates of the General Partner were paid an aggregate of $273,984 and $292,011 during 2012 and 2011, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $13, 868 and $ 5,925 in 2012 and 2011, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the properties in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2012 and 2011, Uniprop AM LLC, an affiliate earned property management fees of $395,000 and $385,000 in 2012 and 2011, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $7,100 and $12,100 by the affiliate at December 31, 2012 and 2011, respectively, for previously overpaid fees.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

4.	Reconciliation of	Year Ended December 31,	2012	2011
	Financial Statement Income and
	Taxable Income
		Income per the financial statements	$411,988	141,153

		Adjustments to depreciation for difference in methods	(413,224)	(322,212)

		Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes	69,586	34,554

		Income (Loss) Per the Partnership’s Tax Return	$69,283	(517,045)

5.	Partners’ Capital	Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Financial Statements

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,595,000, in 2012, and 2011. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $64,329,000 as of December 31, 2012 has been distributed to the unit holders.

At December 31, 2012, the general partner’s cumulative incentive management interest to be distributed was approximately $12,961,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2013.

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

6.	Supplemental Cash Flow Information	Interest paid during 2012 and 2011 was approximately $1,437,000, and $1,460,000, respectively.

Manufactured homes in the amount of $83,565 were transferred from Manufactured homes and improvements to Buildings and Improvements to be used as community manager homes.

7.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2011 through December 31, 2012:

	Three Months Ended
2012	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$2,055	$2,107	$2,073	$2,000

Income from Operations	$65	$81	$123	$143

Income Per Limited Partnership Unit from Operations	$.02	$.02	$.04	$.04

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$1,982	$1,973	$1,986	$1,911

Income (loss) from Operations	$15	$67	$127	$(68)
Income (loss) Per Limited Partnership Unit from Operations	$.00	$.02	$.04	$(.02)

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village
(Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,449,291	$1,067,373	$5,702,302	$6,769,675	$4,430,153	1987	30 years

Sunshine Village	4,183,407	1,215,862	4,875,878	-	656,564	1,215,862	5,532,442	6,748,304	4,478,284	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,253,700	918,949	4,934,751	5,853,700	3,881,045	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	935,387	881,219	4,294,158	5,175,377	3,407,001	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	1,042,499	970,859	4,763,728	5,734,587	3,675,584	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	486,953	1,519,964	6,406,953	7,926,917	5,278,673	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,011	1,444,908	2,378,711	10,603,708	12,982,419	8,509,473	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,173	$7,269,302	$8,952,937	$42,238,042	$51,190,979	$33,660,213

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2012

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2011 to December 31, 2012:

	2012	2011

Balance, at January 1	$8,952,937	$8,952,937

Cost of land sold	-	-

Balance, at December 31	$8,952,937	$8,952,937

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2011 to December 31, 2012:

	2012	2011

Balance, at January 1	$42,031,798	$41,670,535

Additions to buildings and improvements	206,244	361,263
Cost of assets sold	-	-

Balance, at December 31	$42,238,042	$42,031,798

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2011 to December 31, 2012:

	2012	2011

Balance, at January 1	$32,139,502	$30,640,328

Current year depreciation expense	1,520,711	1,499,174
Accumulated depreciation on assets sold	-	-

Balance, at December 31	$33,660,213	$32,139,502

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.