Form 10-Q
period 2013-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2013-05-15
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets March 31, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations Three months ended March 31, 2013 and 2012 (Unaudited)	4

	Statement of Partners’ Equity Three months ended March 31, 2013 (Unaudited)

	Statements of Cash Flows Three months ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to Financial Statements March 31, 2013 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION	10

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 6.	EXHIBITS

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2013	December 31, 2012
	(Unaudited)

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,324,942	42,321,607
Furniture And Fixtures	655,624	651,604
	51,933,503	51,926,148

Less Accumulated Depreciation	(34,695,803)	(34,266,824)
	17,237,700	17,659,324

Cash And Cash Equivalents	4,696,797	5,117,789
Unamortized Finance Costs	561,976	568,914
Manufactured Homes and Improvements	3,349,968	3,208,757
Other Assets	1,051,598	1,079,723
Deferred Home Relocation Costs	429,377	0

Total Assets	$27,327,416	$27,634,507

LIABILITIES & PARTNERS' EQUITY	March 31,2013	December 31, 2012
	(Unaudited)

Accounts Payable	$124,873	$27,904
Other Liabilities	598,556	568,830
Notes Payable	21,317,430	21,438,933

Total Liabilities	$22,040,859	$22,035,667

Partners' Equity:
General Partner	424,570	425,050
Unit Holders	4,861,987	5,173,790

Total Partners' Equity	5,286,557	5,598,840

Total Liabilities And
Partners' Equity	$27,327,416	$27,634,507

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
(Unaudited)	March 31, 2013	March 31, 2012

Income:
Rental Income	$1,735,269	$1,833,756
Home Sale Income	40,404	20,100
Other	215,999	201,248

Total Income	1,991,672	2,055,104

Operating Expenses:
Administrative Expenses (Including $98,541 and $100,303, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2013 and 2012, respectively)	642,580	668,745
Property Taxes	206,898	226,269
Utilities	154,170	150,824
Property Operations	198,016	155,081
Depreciation	428,979	394,328
Interest	360,681	368,492
Home Sale Expense	48,360	26,576

Total Operating Expenses	2,039,684	1,990,315

Net Income	$(48,012)	$64,789

Income per Limited Partnership Unit	$(0.01)	$0.02

Distribution Per Unit:	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2013 and 2012	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2012	$425,050	$5,173,790	$5,598,840
Distributions	–	(264,271)	(264,271)
Net Income	(480)	(47,532)	(48,012)

Balance as of March 31, 2013	$424,570	$4,861,987	$5,286,557

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	March 31,2013	March 31,2012

Cash Flows From Operating Activities:
Net (Loss) Income	($48,012)	$64,789

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	428,979	394,328
Amortization of Financing Costs	6,938	6,938
Amortization of Home Relocation Costs	34,241	0
Payment of Home Relocation Costs	(463,618)	0
Increase in Manufactured Homes and Home Improvements	(141,211)	(300,417)
Decrease (Increase) In Other Assets	28,125	(21,513)
Increase (Decrease) In Accounts Payable	96,969	(90,868)
Increase In Other Liabilities	29,726	74,463

Total Adjustments	20,149	62,931

Net Cash (Used In) Provided By Operating Activities	(27,863)	127,720

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(7,355)	(15,000)

Net Cash Used In By Investing Activities	(7,355)	(15,000)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Mortgage	(121,503)	(113,735)

Net Cash Used In Financing Activities	(385,774)	(378,006)

(Decrease) Increase In Cash	(420,992)	(265,286)
Cash, Beginning	5,117,789	6,239,427

Cash, Ending	$4,696,797	$5,974,141

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2013 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2012.

As described in the Form 10K for year ended December 31, 2012, management initiated the Sunshine Village Paid Home Relocation Program (the “Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure. As of March 31, 2013, 25 residents have successfully relocated. The Partnership has incurred expenditures of $498,467, of which $463,618 has been capitalized and is being amortized over the life of the resident’s three year rental period. Management estimates an additional $600,000 of relocation costs will be incurred to complete the Program.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset.  However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change.  Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset. As of March 31, 2013, the balance on these notes was $21,317,430.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the mortgage of 25 years. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five calendar years and thereafter are as follows: remainder of 2013 - $376,786; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519; 2017 - $649,012 and thereafter - $18,583,024.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 21, 2013 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lenders then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset.  However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change.  Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset. As of March 31, 2013 the balance on these notes was $21,317,430.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2013. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2013, The Partnership has incurred expenditures of $498,467, to fund the relocation program at Sunshine Village. Management approximates an additional $600,000 of relocation costs will be incurred to complete the program.

As of March 31, 2013, the Partnership’s cash balance amounted to $4,696,797. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 47% at the end of March 2013, versus 48% at the end of March 2012. The average monthly homesite rent as of March 31, 2013 was approximately $514 versus $505 from March 2012 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent
Ardmor Village	339	149	44%	$539
Camelot Manor	335	106	32%	417
Dutch Hills	278	107	38%	428
El Adobe	367	167	46%	548
Stonegate Manor	308	106	34%	418
Sunshine Village	356	240	67%	627
West Valley	421	299	71%	618

Total on 3/31/13:	2,404	1,174	47%	$514
Total on 3/31/12:	2,404	1,186	48%	$505

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
	three months ended		three months ended

Ardmor	$229,117	$254,814	$96,620	$114,024
Camelot Manor	176,958	137,564	42,176	34,148
Dutch Hills	170,986	150,006	54,120	43,291
El Adobe	255,390	300,073	117,527	160,596
Stonegate	164,678	174,779	69,593	37,077
Sunshine	420,043	437,967	188,814	226,032
West Valley	571,526	579,499	406,331	410,066

	1,988,698	2,034,702	975,181	1,025,234
Partnership Management	2,974	20,402	(160,530)	(164,364)
Other Expense	—	—	(73,003)	(33,261)

Interest Expense	—	—	(360,681)	(368,492)

Depreciation	—	—	(428,979)	(394,328)

	$1,991,672	$2,055,104	$(48,012)	$64,789

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

Comparison of Quarter Ended March 31, 2013 to Quarter Ended March 31, 2012

Gross revenues decreased $63,432 to $1,991,672 in 2013, from $2,055,104 in 2012. This was due to decreased rental income as a result of both lower occupancy rates and the amortization of relocation expenses related to the Sunshine Village relocation program. The decrease was offset by an increase in other income, specifically lease home income and home sale income.

As described in the Statements of Operations, total operating expenses increased $49,369, to $2,039,684 in 2013, as compared to $1,990,315 in 2012. This was a result of an increase in property operations expenses, mainly due to the expenses related to the Sunshine Village relocation program in 2013.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $48,012 for the first quarter of 2013 compared to Net Income of $64,789 for the first quarter of 2012.

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

Note Payable: At March 31, 2013 the Partnership had notes payable outstanding in the amount of $21,317,430. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, at which time, the rate will reset to the lender’s then prevailing market rate. Management believes that the prevailing market rate will be lower than the current fixed rate of 6.625% at the time of rate reset.  However, changes in market conditions and other factors could cause the lender’s prevailing market interest rate to change.  Management is unable to predict at this time what the lender’s prevailing market rate will be at time of rate reset.

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

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

BY:	Genesis Associates Limited Partnership,
General Partner

BY:	Uniprop, Inc.,
its Managing General Partner

	By:	/s/ Roger I. Zlotoff
Roger I. Zlotoff, President

	By:	/s/ Susann Kehrig
Susann Kehrig, Principal Financial Officer

Dated: May 15, 2013

- 11 -