Form 10-Q
period 2013-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2013-08-13
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	June 30, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations
	Six and Three months ended June 30, 2013 and 2012 (Unaudited)	4

	Statement of Partners’ Equity
	Six months ended June 30, 2013 (Unaudited)	4

	Statements of Cash Flows
	Six months ended June 30, 2013 and 2012 (Unaudited)	5

	Notes to Financial Statements June 30, 2013 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II	OTHER INFORMATION	12

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 6.	EXHIBITS	13

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30,2013	December 31, 2012
	(Unaudited)

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,374,002	42,321,607
Furniture And Fixtures	655,624	651,604
	51,982,563	51,926,148

Less Accumulated Depreciation	(35,125,545)	(34,266,824)
	16,857,018	17,659,324

Cash And Cash Equivalents	4,018,804	5,117,789
Unamortized Finance Costs	555,038	568,914
Manufactured Homes and Improvements	3,492,633	3,208,757
Other Assets	1,339,691	1,079,723
Deferred Home Relocation Costs	658,883	0

Total Assets	$26,922,067	$27,634,507

LIABILITIES & PARTNERS' EQUITY	June 30,2013	December 31, 2012
	(Unaudited)

Accounts Payable	$67,164	$27,904
Other Liabilities	712,559	568,830
Notes Payable	21,193,903	21,438,933

Total Liabilities	$21,973,626	$22,035,667

Partners' Equity:
General Partner	423,832	425,050
Unit Holders	4,524,609	5,173,790

Total Partners' Equity	4,948,441	5,598,840

Total Liabilities And
Partners' Equity	$26,922,067	$27,634,507

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Income:
Rental Income	$3,491,570	$3,624,587	$1,756,301	$1,790,831
Home Sale Income	47,404	147,721	7,000	127,621
Other	429,706	390,062	213,707	188,814

Total Income	3,968,680	4,162,370	1,977,008	2,107,266

Operating Expenses:
Administrative Expenses (Including $199,065, $198,557, $98,541 and $98,254, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2013 and 2012, respectively)	1,297,952	1,235,942	655,372	567,197
Property Taxes	413,793	445,437	206,895	219,168
Utilities	300,567	292,415	146,397	141,591
Property Operations	443,181	371,978	245,165	216,897
Depreciation	858,721	790,528	429,742	396,200
Interest	719,328	735,080	358,647	366,588
Home Sale Expense	56,995	145,689	8,635	119,113

Total Operating Expenses	4,090,537	4,017,069	2,050,853	2,026,754

Net (Loss) Income	$(121,857)	$145,301	$(73,845)	$80,512

(Loss) Income per Limited Partnership Unit:	$(0.04)	$0.04	$(0.02)	$0.02

Distribution Per Unit:	$0.16	$0.16	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2013 and 2012.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2012	$425,050	$5,173,790	$5,598,840
Distributions	0	(528,542)	(528,542)
Net Income (Loss)	(1,219)	(120,638)	(121,857)

Balance as of June 30, 2013	$423,831	$4,524,610	$4,948,441

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	June 30,2013	June 30,2012

Cash Flows From Operating Activities:
Net (Loss) Income	$(121,857)	$145,301

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	858,721	790,528
Amortization of Financing Costs	13,876	13,876
Amortization of Deferred Home Relocation Costs	90,218	0
Payment of Deferred Home Relocation Costs	(749,101)	0
Increase in Manufactured Homes and Home Improvements	(283,876)	(706,311)
Increase In Other Assets	(259,968)	(340,526)
Increase (Decrease) In Accounts Payable	39,260	(100,708)
Increase In Other Liabilities	143,729	213,737

Total Adjustments	(147,141)	(129,404)

Net Cash (Used In) Provided By Operating Activities	(268,998)	15,897

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(56,415)	(88,369)

Net Cash Used In By Investing Activities	(56,415)	(88,369)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payments On Mortgage	(245,030)	(229,364)

Net Cash Used In Financing Activities	(773,572)	(757,906)

(Decrease) Increase In Cash	(1,098,985)	(830,378)
Cash, Beginning	5,117,789	6,239,427

Cash, Ending	$4,018,804	$5,409,049

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2013 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2012.

As described in the Form 10K for year ended December 31, 2012, management initiated the Sunshine Village Paid Home Relocation Program (the “Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure. As of June 30, 2013, 39 residents have successfully relocated. The Partnership has incurred expenditures of $815,495, of which $749,101 has been capitalized and is being amortized over the life of the resident’s three year rental period. Management estimates an additional $100,000 of relocation costs will be incurred to complete the Program.

As described in the Form 8K dated July 26, 2013, subsequent to June 30, 2013, the Partnership closed on the refinancing of the first mortgage loans secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The gross loan amount secured by the first mortgage on the Sunshine Village property is $6,720,000. The gross loan amount secured by the first mortgage on the West Valley property is $12,600,000. Both loans mature in August, 2023 and bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.

To satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of each of the properties was transferred into bankruptcy remote special purpose entities. The fee title to the Sunshine Village real property is now held by Sunshine Village MHP, LLC. The fee title to the West Valley real property is now held by West Valley MHP, LLC. Both of these entities are wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership. Sunshine Village MHP, LLC, West Valley MHP, LLC and IF II, Holdings, LLC are all disregarded entities for federal income tax purposes.

The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership. In addition, to facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop AM, LLC and his spouse provided a “Guaranty of Recourse Obligations” for both loans. The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff. This fee effectively adds 30 basis points to the annual cost of the financing. Net closing proceeds after deducting the payoff of the prior mortgages of $11,383,289 and the payment of closing costs and fees to third parties of approximately $770,000 were $2,686,651 and $4,478,978 for Sunshine Village and West Valley, respectively. The net loan proceeds have been added to cash reserves of the Partnership. Unamortized financing costs from the previous mortgage for these properties in the amount of $179,395 will be written off during third quarter of 2013.

The interest rates on the mortgage loans for the other five properties owned by the Partnership were recently adjusted with Standard Insurance Corporation or “StanCorp” by accepting the interest rate re-set option available under those mortgage loans. The new interest rate on those five notes is 5.00% and the amortization period is twenty years. Another interest rate re-set option is available in five years.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure other than the refinancing discussed above.

2.	Mortgage Payable:

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes is accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s market rate of 5.00%. As stated previously, the interest rate re-set option was accepted on five of the notes and will be effective September 1, 2013 and the other two notes were refinanced subsequent to quarter end. As of June 30, 2013 the balance on all the then outstanding notes was $21,193,000.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

Future maturities on the note payable for the next five years and thereafter are as follows: remainder of 2013 - $253,259; 2014 - $532,321; 2015 - $568,678; 2016 - $607,519; 2017 - $649,012; and thereafter - $18,583,024. These are the maturities as of June 30, 2013, and do not reflect the refinancing discussed in Note 1.

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

The Partnership expects to meet its short-term liquidity needs generally through its working capital by operating activities.

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages are payable in monthly installments of interest and principal through September 2033. Interest on these notes are accrued at a fixed rate of 6.625% for five years, at which time, the rate will reset to the lender’s market rate of 5.00%. As stated previously, the rate re-set option was accepted on five of the notes and will be effective September 1, 2013. As of June 30, 2013 the balance on these notes was $21,193,000.

The Partnership incurred $693,798 in financing costs as a result of the refinancing which is being amortized over the life of the loan. This included a 1% fee payable to an affiliate of the General Partner.

As described in the Form 8K dated July 26, 2013, subsequent to June 30, 2013, the Partnership closed on the refinancing of the first mortgage loans secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The gross loan amount secured by the first mortgage on the Sunshine Village property is $6,720,000. The gross loan amount secured by the first mortgage on the West Valley property is $12,600,000. Both loans mature in August, 2023 and bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.

To satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of each of the properties was transferred into bankruptcy remote special purpose entities. The fee title to the Sunshine Village real property is now held by Sunshine Village MHP, LLC. The fee title to the West Valley real property is now held by West Valley MHP, LLC. Both of these entities are wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership. Sunshine Village MHP, LLC, West Valley MHP, LLC and IF II, Holdings, LLC are all disregarded entities for federal income tax purposes.

The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership. In addition, to facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop AM, LLC and his spouse provided a “Guaranty of Recourse Obligations” for both loans. The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff. This fee effectively adds 30 basis points to the annual cost of the financing. Net closing proceeds after deducting the payoff of the prior mortgages of $11,383,289 and the payment of closing costs and fees to third parties of approximately $770,000 were $2,686,651 and $4,478,978 for Sunshine Village and West Valley, respectively. The net loan proceeds have been added to cash reserves of the Partnership. Unamortized financing costs from the previous mortgage for these properties in the amount of $179,395 will be written off during third quarter of 2013.

The interest rates on the mortgage loans for the other five properties owned by the Partnership were recently adjusted with Standard Insurance Corporation or “StanCorp” by accepting the interest rate re-set option available under those mortgage loans. The new interest rate on those five notes is 5.00% and the amortization period is twenty years. Another interest rate re-set option is available in five years.

The General Partner has decided to distribute $2,048,100, or $.62 per unit, to the unit holders for the second quarter ended June 30, 2013. This is comprised of the regular quarterly distribution of $.08 per unit, and a special distribution of $.54 per unit as a result of the recent refinancing described above. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2013, the Partnership’s cash balance amounted to $4,018,804. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of June 2013 versus 48% at the end of June 2012. The average monthly homesite rent as of June 30, 2013 was approximately $515; versus $505 from June 2012 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	145	43%	$539
Camelot Manor	335	105	31%	424
Dutch Hills	278	107	38%	428
El Adobe	367	178	49%	548
Stonegate Manor	308	106	34%	418
Sunshine Village	356	254	71%	627
West Valley	421	300	71%	618

Total on 6/30/13:	2,404	1,195	48%	$515
Total on 6/30/12:	2,404	1,176	48%	$505
*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss) Income
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	06/30/2013	06/30/2012	06/30/2013	06/30/2012
	three months ended		three months ended		six months ended		six months ended

Ardmor	$240,693	$236,104	$107,988	$112,023	$469,810	$489,918	$204,608	$226,047
Camelot Manor	163,932	143,778	54,633	43,326	340,890	281,342	96,809	77,474
Dutch Hills	160,142	189,310	49,232	61,512	331,128	339,316	103,352	104,803
El Adobe	248,118	291,717	103,650	163,653	503,508	591,790	221,177	324,249
Stonegate	162,558	173,252	62,643	51,414	327,236	348,031	132,236	88,491
Sunshine	429,818	499,689	181,227	201,344	849,861	937,656	370,041	427,376
West Valley	569,714	570,650	394,247	413,168	1,141,240	1,150,149	800,578	823,234
	1,974,975	2,103,500	953,620	1,046,440	3,963,673	4,138,202	1,928,801	2,071,674
Partnership Management	2,033	3,766	(157,165)	(117,541)	5,007	24,168	(317,695)	(281,905)
Other Expense	—	—	(81,911)	(85,599)	—	—	(154,914)	(118,860)

Interest Expense	—	—	(358,647)	(366,588)	—	—	(719,328)	(735,080)

Depreciation	—	—	(429,742)	(396,200)	—	—	(858,721)	(790,528)
	$1,977,008	$2,107,266	$(73,845)	$80,512	$3,968,680	$4,162,370	$(121,857)	$145,301

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

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Gross revenues decreased $130,258 to $1,977,008 in 2013, from $2,107,266 in 2012. This was mainly due to decreased home sale activity, offset by an increase in other income, specifically lease home income. The amortization of relocation expenses relating to the Sunshine Village relocation program decreased rental income, as well.

As described in the Statements of Operations, total operating expenses increased $24,099, to $2,050,853 in 2013, as compared to $2,026,754 in 2012. This was mainly due to an increase in administrative expenses offset by the decrease in home sale expense compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $73,845 for the second quarter of 2013 compared to Net Income of $80,512 for the second quarter of 2012.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Gross revenues decreased $193,690 to $3,968,680 in 2013, from $4,162,370 in 2012. This was mainly due to decreased home sale activity, as well as rental income resulting from the amortization of relocation expenses relating to the Sunshine Village relocation program.

As described in the Statements of Operations, total operating expenses increased $143,144, to $4,017,069 in 2012, as compared to $3,873,925 in 2011. The increase was primarily a result of increased property operations and home sale expense.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $121,857 in 2013 as compared to Net Income of $145,301 in 2012.

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

Note Payable: At June 30, 2013 the Partnership had notes payable outstanding in the amount of $21,193,903. Interest on these notes is at a fixed annual rate of 6.625% through September 2013, As stated previously, the interest rate re-set option of 5.00% was accepted on five of the notes and will be effective September 1, 2013, while two of the notes were refinanced with new mortgage notes which bear interest at a rate of 5.09%.

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

Uniprop Manufactured Housing Communities
Income Fund II, a Michigan Limited Partnership

	BY:	Genesis Associates Limited Partnership,
General Partner

		BY:	Uniprop, Inc.,
its Managing General Partner

			By:	/s/ Roger I. Zlotoff
Roger I. Zlotoff, President

			By:	/s/ Susann E. Kehrig
Susann E. Kehrig, Principal Financial Officer

Dated: August 13, 2013

- 14 -