Form 10-Q
period 2013-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2013-11-08
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2013
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
A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	September 30,2013	December 31, 2012
	(Unaudited)
ASSETS

Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,391,907	42,321,607
Furniture And Fixtures	678,866	651,604
	52,023,710	51,926,148

Less Accumulated Depreciation	(35,550,630)	(34,266,824)
	16,473,080	17,659,324

Cash And Cash Equivalents	8,990,774	5,117,789
Unamortized Finance Costs	1,034,578	568,914
Manufactured Homes and Improvements	3,952,605	3,208,757
Other Assets	1,187,901	1,079,723
Deferred Home Relocation Costs	640,183	0

Total Assets	$32,279,121	$27,634,507

	September 30,2013	December 31, 2012
	(Unaudited)
LIABILITIES & PARTNERS' EQUITY

Accounts Payable	$92,144	$27,904
Other Liabilities	748,900	568,830
Notes Payable	28,838,348	21,438,933

Total Liabilities	$29,679,392	$22,035,667

Partners' Equity:
General Partner	420,825	425,050
Unit Holders	2,178,904	5,173,790

Total Partners' Equity	2,599,729	5,598,840

Total Liabilities And
Partners' Equity	$32,279,121	$27,634,507

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Income:
Rental Income	$5,271,959	$5,425,966	$1,780,389	$1,801,379
Home Sale Income	70,506	206,185	23,102	58,464
Other	633,975	604,070	204,269	214,008

Total Income	5,976,440	6,236,221	2,007,760	2,073,851

Operating Expenses:
Administrative Expenses (Including $300,931, $298,011, $101,866 and $99,454, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2013 and 2012, respectively)	1,905,780	1,808,294	607,828	572,352
Property Taxes	620,658	678,885	206,865	233,448
Utilities	451,975	441,007	151,408	148,592
Property Operations	670,823	536,351	227,642	164,373
Depreciation	1,283,806	1,186,199	425,085	395,671
Interest	1,387,981	1,099,731	668,653	364,651
Home Sale Expense	77,886	217,258	20,891	71,569

Total Operating Expenses	6,398,909	5,967,725	2,308,372	1,950,656

Net (Loss) Income	$(422,469)	$268,496	$(300,612)	$123,195

(Loss) Income per Limited Partnership Unit:	$(0.13)	$0.08	$(0.09)	$0.04

Distribution Per Unit:	$0.78	$0.24	$0.62	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2013 and 2012.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2012	$425,050	$5,173,790	$5,598,840
Distributions	0	(2,576,642)	(2,576,642)
Net (Loss) Income	(4,225)	(418,244)	(422,469)

Balance as of September 30, 2013	$420,825	$2,178,904	$2,599,729

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30,2013	September 30,2012
Cash Flows From Operating Activities:
Net (Loss) Income	$(422,469)	$268,496

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	1,283,806	1,186,199
Amortization of Financing Costs	210,657	20,814
Amortization of Deferred Home Relocation Costs	149,457	0
Payment of Deferred Home Relocation Costs	(789,640)	0
Increase in Manufactured Homes and Home Improvements	(743,848)	(996,728)
Increase In Other Assets	(108,178)	(393,126)
Increase (Decrease) In Accounts Payable	64,240	(78,725)
Increase In Other Liabilities	180,070	286,299

Total Adjustments	246,564	24,733

Net Cash (Used In) Provided By Operating Activities	(175,905)	293,229

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(97,562)	(151,164)

Net Cash Used In By Investing Activities	(97,562)	(151,164)

Cash Flows Provided By (Used In) Financing Activities:
Distributions To Unit Holders	(2,576,642)	(792,813)
Proceeds from Refinance	19,320,000	0
Payments On Mortgage	(11,920,585)	(346,919)
Payments Of Deferred Financing Costs	(676,321)	0

Net Cash Provided By (Used In) Financing Activities	4,146,452	(1,139,732)

Increase (Decrease) In Cash	3,872,985	(997,667)
Cash, Beginning	5,117,789	6,239,427

Cash, Ending	$8,990,774	$5,241,760

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2013 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2013 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”)  have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2012.

As described in the Form 10K for year ended December 31, 2012, management initiated the Sunshine Village Paid Home Relocation Program (the “Program”).  The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure.  As of September 30, 2013, 40 residents have successfully relocated.  The Partnership has incurred expenditures of $858,485, of which $789,640 has been capitalized and is being amortized over the life of the residents’ three year rental period.  Management estimates an additional $80,000 of relocation costs will be incurred to complete the Program.

As described in the Form 8K dated July 26, 2013, the Partnership closed on the refinancing of the first mortgage loans secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The gross loan amount secured by the first mortgage on the Sunshine Village property is $6,720,000.  The gross loan amount secured by the first mortgage on the West Valley property is $12,600,000.  Both loans mature in August, 2023 and bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.

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

The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership of the properties by the Partnership.  In addition, to facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop, Inc., and his spouse provided a “Guaranty of Recourse Obligations” for both loans.  The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff.  This fee effectively adds 30 basis points to the annual cost of the financing. Net closing proceeds after deducting the payoff of the prior mortgages of $11,383,289 and the payment of closing costs and fees to third parties of $665,193 were $7,271,518.  The net loan proceeds have been added to cash reserves of the Partnership.  Unamortized financing costs from the previous mortgages for these properties in the amount of $179,395 were written off during the quarter.

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

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable with StanCorp in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which is being amortized over the life of the loans.  This included a 1% fee payable to an affiliate of the General Partner. Unamortized finance costs of $179,395 were written off during the quarter as a result of the refinancing discussed below.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The mortgages are payable in monthly installments of interest and principal through August, 2023.  These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of September 30, 2013 the balance on these notes was $19,290,752.

The Partnership incurred $665,193 in financing costs as a result of the 2013 refinancing which is being amortized over the life of the loans.  This included a 1% fee payable to an affiliate of the General Partner.

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years.  As of September 30, 2013 the balance on these five notes was $9,547,596.

Future maturities on the notes payable for the next five years and thereafter are as follows: remainder of 2013 - $163,978; 2014 - $674,410; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396 and thereafter - $25,760,481.

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

Liquidity and Capital Resources

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership’s (the “Partnership”) liquidity is based, in part, upon its investment strategy.  Upon acquisition, the Partnership anticipated owning the properties for seven to ten years.   All of the properties have been owned by the Partnership for more than ten years.  The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership expects to meet its short-term liquidity needs generally through its working capital and cash provided by operating activities.

The Partnership's capital resources consist primarily of its seven manufactured home communities. On August 29, 2008, the Partnership refinanced these properties with Stancorp Mortgage Investors, LLC (the “Refinancing”) in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which is being amortized over the life of the loans. This included a 1% fee payable to an affiliate of the General Partner.  Unamortized finance costs of $179,395 were written off during the quarter as a result of the refinancing discussed below.

  On July 18, 2013, the Partnership refinanced the remaining two mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate.  The mortgages are payable in monthly installments of interest and principal through August, 2023.  The notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of September 30, 2013 the balance on these notes was $19,290,752.

The Partnership incurred $665,193 in financing costs as a result of the 2013 refinancing which is being amortized over the life of the loans.  This included a 1% fee payable to an affiliate of the General Partner.

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years.  As of September 30, 2013 the balance on these notes was $9,547,596.

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

The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership.  In addition, to facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop AM, LLC and his spouse provided a “Guaranty of Recourse Obligations” for both loans.  The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff.  This fee effectively adds 30 basis points to the annual cost of the financing. Net closing proceeds after deducting the payoff of the prior mortgages of $11,383,289 and the payment of closing costs and fees to third parties of $665,193 were $7,271,518.  The net loan proceeds have been added to cash reserves of the Partnership.  Unamortized financing costs from the previous mortgages for these properties in the amount of $179,395 were written off during the quarter.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2013. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters.  If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

The General Partner made a Special Distribution of $1,783,829, or $.54 per unit to the unit holders during the third quarter ended September 30, 2013.  This Special Distribution was made as a result of the refinancing of Sunshine Village and West Valley.

As of September 30, 2013, the Partnership’s cash balance amounted to $8,990,774. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of September 2013 versus 48% at the end of September 2012. The average monthly homesite rent as of September 30, 2013 was approximately $515; versus $505 from September 2012 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	148	44%	$539
Camelot Manor	335	109	33%	424
Dutch Hills	278	106	38%	428
El Adobe	367	163	44%	548
Stonegate Manor	308	105	34%	418
Sunshine Village	356	257	72%	627
West Valley	421	302	72%	618

Total on 9/30/13:	2,404	1,190	48%	$515
Total on 9/30/12:	2,404	1,180	48%	$505
*Not a weighted average

			Net Operating Income				Net Operating Income
	Gross Revenue		and Net (Loss) Income		Gross Revenue		and Net (Loss) Income
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	09/30/2013	09/30/2012	09/30/2013	09/30/2012
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$256,377	$240,875	$123,104	$116,228	$726,187	$730,793	$327,712	$342,275
Camelot Manor	175,268	170,325	56,315	65,597	516,158	451,667	153,124	143,071
Dutch Hills	159,848	216,018	48,260	56,840	490,976	555,334	151,612	161,643
El Adobe	240,479	275,507	99,376	124,672	743,987	868,297	320,553	448,921
Stonegate	170,984	161,287	67,602	52,461	498,220	509,318	199,838	140,952
Sunshine	429,123	431,432	198,190	197,530	1,278,984	1,369,088	568,231	624,906
West Valley	573,745	567,053	392,571	397,550	1,714.985	1,717,202	1,193,149	1,220,784
	2,005,824	2,063,497	985,418	1,010,878	5,969,497	6,201,699	2,914,219	3,082,552
Partnership Management	1,936	10,354	(119,119)	(84,526)	6,943	34,522	(436,814)	(366,431)
Other Expense	——	——-	(73,173)	(42,835)	——-	——-	(228,087)	(161,695)
Interest Expense	——	——-	(668,653)	(364,651)	———	——-	(1,387,981)	(1,099,731)

Depreciation	——	——-	(425,085)	(395,671)	——-	———	(1,283,806)	(1,186,199)
	$2,007,760	$2,073,851	$(300,612)	$123,195	$5,976,440	$6,236,221	$(422,469)	$268,496

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

Comparison of Three Months Ended September 30, 2013 to Three Month Ended September 30, 2012

Gross revenues decreased $66,091 to $2,007,760 in 2013, from $2,073,851 in 2012.  This was mainly due to decreased home sale activity.  In addition, the amortization of relocation expenses relating to the Sunshine Village relocation program decreased rental income for the period.

As described in the Statements of Operations, total operating expenses increased $357,716, to $2,308,372 in 2013, as compared to $1,950,656 in 2012.  This was mainly due to the write off of certain unamortized finance costs as a result of the 2013 refinancing disclosed above, and expenses associated with the relocation program at Sunshine Village.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $300,612 for the third quarter of 2013 as compared to Net Income of $123,195 for the third quarter of 2012.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Gross revenues decreased $259,781 to $5,976,440 in 2012, from $6,236,221 in 2012.  The decrease was mainly due to decreased home sale activity, as well as decreased rental income resulting from the amortization of relocation expenses relating to the Sunshine Village relocation program.

As described in the Statements of Operations, total operating expenses increased $431,184, to $6,398,909 in 2013, as compared to $5,967,725 in 2012.  The increase was mainly due to the write off of certain unamortized finance costs as a result of the 2013 refinancing disclosed above, and expenses associated with the Sunshine Village relocation program.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $422,469 in 2013 as compared to Net Income of $268,496 in 2012.

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

Note Payable:  At September 30, 2013 the Partnership had five notes payable outstanding in the amount of $9,547,596.  Interest on these notes is at a fixed annual rate of 5.00% through September 2018.

At September 30, 2013 the Partnership had two notes payable outstanding in the amount of $19,290,752.  Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

The Partnership has filed a lawsuit against the City of Las Vegas.  The primary complaint is that the City of Las Vegas charges what is being viewed as a “discriminatory” monthly service fee to keep sewer capacity available on vacant manufactured home community sites, but does not charge the same monthly service fee on vacant site built home sites.  It is unknown at this time what the outcome of the lawsuit will be.

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

ITEM 6.
EXHIBITS

Exhibit 10	Mortgage notes, made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

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

Dated: November 8, 2013

