Form 10-K
period 2013-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2014-03-14
CIK 805993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15940

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
a Michigan Limited Partnership
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2702802
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

280 Daines Street, Suite 300, Birmingham, Michigan 48009
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
Yes ☐                 No ☒

The estimated aggregate net asset value of the units as of February 1, 2014 held by non-affiliates, as estimated by the General Partner (based on a June 2013/February 2014 appraisal of Partnership properties), was $29,525,270.  As of February 1, 2014, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

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

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors LLC (“StanCorp”) in the amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  These mortgages were payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which was being amortized over the original term of the loans.  These costs included a 1% fee payable to an affiliate of the General Partner.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The mortgages are payable in monthly installments of interest and principal through August, 2023.  These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of December 31, 2013 the balance on these notes was $19,196,759.

The Partnership incurred $665,193 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans.  This included a 1% fee payable to an affiliate of the General Partner.  Unamortized finance costs of $179,395 related to the refinanced mortgage notes payable were written off in 2013 as a result of the refinancing and reflected in amortization expense.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years.  As of December 31, 2013 the balance on these five notes was $9,477,611.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities.  Partnership operations commenced in April 1987, upon the acquisition of the first two Properties.  For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner").  The other six communities were purchased from unaffiliated third parties, of which two have been sold as of December 31, 2013.  The Partnership rents home sites in the Properties to owners of manufactured homes.  It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition.  The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant").  In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

Each year during the October/November time period, in conjunction with the preparation of the next annual operating budget, management performs a strategic review of each Property.  The strategic review analyzes numerous factors, including occupancy, revenue, expenses, capital expenditures, mortgage debt, and cash flow.  Management evaluates the “highest and best use” of each Property and the “sell versus hold” decision, which considers whether or not to put a Property on the market.

As part of this process, management may consult with the Regional Vice President for each Property, the Consultant for the Fund, industry experts, real estate brokers, and the appraiser (currently Cushman & Wakefield).

For 2013, management performed the aforementioned analyses and determined that it was in the best interest of the Limited Partners to hold all the remaining Properties through 2014.  A significant factor in this determination was the refinancing or exercise of interest rate re-set options of the first mortgage notes for each property during 2013.  The refinancing included a prepayment penalty in the event the mortgage notes are extinguished prior to maturity.  Since the mortgage notes were extended for several years, the applicable prepayment penalty is higher in the early years of the mortgage term.

In general, in order to determine whether to sell a Property in a particular year, management evaluates numerous factors, including, but not limited to, the following:

1.	Macro-economic conditions

2.	National commercial real estate markets

3.	Local commercial real estate markets

4.	Real estate lending market

5.	Interest rates

6.	Capitalization rates

7.	Mortgage loan requirements for existing first mortgages

8.	Prepayment Penalties

9.	Federal Income Tax

10.	Appraised values of the Properties

11.	Property specific physical plant

12.	The universe of potential buyers

13.	Supply and demand dynamics

14.	The cost of sale

Management believes that overall real estate values are tied to macro-economic factors such as GDP, employment and housing starts. The Properties owned by the Fund in particular are impacted by employment and housing starts, as both are measures of the ability of prospective customers to purchase or lease a manufactured home.  For the past year, Management has seen a slow but gradual improvement in these economic indicators.  The lease home program in operation at all the Properties has reflected this slight improvement as well.

The next factor is the state of the national commercial real estate market.  This analysis looks at the level of real estate values and the volume of purchase/sale activity as measured by the nation’s largest commercial real estate brokers.  This market has also seen improvement, although the market for manufactured home communities with occupancy below 70% has not experienced this recovery.

The local real estate market is also evaluated, which extracts the local market from the national data, as there are usually pockets of strength or weakness relative to a broader market as measured by the entire country.  The local market for each Property is considered; for example, Dutch Hills and Stonegate are more affected by the Lansing, Michigan market than the national market.  Regrettably, the Fund owns Properties in three of the hardest hit states in the nation, namely, Florida, Michigan and Nevada.  All three markets have shown slight improvement, although from a low base of economic activity.

The availability of commercial real estate loans, in other words the lending market, has a large impact on the value of the Properties. Most buyers will need financing from a commercial bank, conduit lender or commercial finance company in order to close on the purchase of a Property.  The Fund refinanced or re-set interest rates ofthe mortgage notes payable on its Properties during 2013, including new mortgage financing for Sunshine Village and West Valley.  The availability for financing for manufactured home communities with occupancy rates of 70% or above has improved significantly.  Financing for manufactured home communities with occupancy rates below 70% remains severely constrained.

Overall interest rates are a critical component to loan terms and impact capitalization rates.  Potential buyers are evaluating alternative investments, rates of return, and risk. Buyers obtain capital from investors and lenders, and both of those constituents are evaluating all of their alternatives.  Interest rates remain at historically low levels due to the actions of the Federal Reserve Bank of the United States.  The Fund took advantage of these rates through its refinancing and interest rate re-set options in 2013.

In addition to market data, management also examines the terms of the existing first mortgage on the Fund’s Properties to ensure, for example, that the loans can be pre-paid without penalties.  As mentioned above, the refinancing in 2013 caused the re-set of prepayment penalties at higher levels, and thus discourage a sale for the first few years.

Tax implications are also an important factor, since the decision to sell is based on the after-tax distributions to Limited Partners.  The Fund’s accounting firm is consulted regarding tax implications in order to determine the after tax impact of a sale.

Finally, management always reviews the annual appraisals and discusses the market value computation with the appraiser.  The appraiser consolidates many of the aforementioned factors into the appraisal report and thus is an independent source of information and analysis.  Discussions with the Consultant for the Fund are also part of the evaluation process.  Property specific conditions are also considered, such as recent capital expenditures, overall maintenance, the local market for manufactured home communities, other communities for sale, investor sentiment for the market, among others. In addition, the likely pool of buyers in the market is considered and discussed with national real estate brokers such as Cushman & Wakefield which handled the marketing for two of the Fund’s Properties sold in prior years.

All of these factors are considered by each year when deciding whether to sell or hold a Property for another year.  Management feels that this annual process is appropriate as it provides stability for stakeholders and yet allows management to potentially take advantage of a strong market. Listing a Property for sale can create many issues, for example, residents and potential residents learn that a Property is for sale and it impacts their decision to stay or rent a home site.  In some states, a Homeowners’ Association may have a Right of First Refusal.  On-site managers are also affected, as they fear they may lose their job once a new owner takes possession.  Thus, management is careful to fully analyze the impacts of a putting a Property on the market and then insuring a successful transaction in a reasonable timeframe.

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

Each of the Properties competes with numerous similar facilities located in its geographic area.  The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,157 housing sites competing with the Partnership’s Sunshine Village.  The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,685 housing sites.  The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,589 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately eleven other communities in the Lansing, Michigan area offering approximately 3,563 housing sites.  In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites.  The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Partnership originally purchased all seven remaining manufactured housing communities for cash. All Properties are currently encumbered with mortgages.

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

The table below contains certain information concerning the Partnership's seven properties.

Property Name			Number
and Location	Year Constructed	Acreage	of Sites

Ardmor Village
Cedar Avenue S.
Lakeville, MN	1974	74	339

Camelot Manor
Camelot Blvd. S.W.
Grand Rapids, MI	1973	57	335

Dutch Hills
Upton Road
E. Lansing, MI	1975	42.8	278

El Adobe
N. Lamb Blvd.
Las Vegas, NV	1975	36	367

Property Name			Number
and Location	Year Constructed	Acreage	of Sites

Stonegate Manor
Eaton Rapids Drive
Lansing, MI	1968	43.6	308

Sunshine Village
Southwest 5th St.
Davie, FL	1972	45	356

West Valley
W. Tropicana Ave
Las Vegas, NV	1972	53	421

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387.   In June 2013 and February 2014, the Properties were appraised at an aggregate fair market value of $51,150,000 plus cash reserves of $8,584,140, as of December 31, 2013. Assuming a sale of the seven properties at February 1, 2014, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $29,525,270 or $8.94 per Unit.  There can be no assurance that the estimated net asset value could ever be realized.  As of December 31, 2013, the Partnership had 2,577 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years.  Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Quarter Ended	Limited Partnership Unit
March 31, 2013	$0.08
June 30, 2013	$0.08
September 30, 2013	$0.62
December 31, 2013	$0.08
March 31, 2012	$0.08
June 30, 2012	$0.08
September 30, 2012	$0.08
December 31, 2012	$0.08

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

As described in Item 1, the Partnership refinanced its existing mortgage note payable and executed seven new mortgage notes payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership in August, 2008.  To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgage notes were payable in monthly installments of interest and principal through September 2033.  The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which were being amortized over the term of the loans.  These costs included a 1% fee payable to an affiliate of the General Partner.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The mortgage notes are payable in monthly installments of interest and principal through August, 2023.  The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of December 31, 2013 the balance on these notes was $19,196,759.

The Partnership incurred $665,193 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans.  These costs included a 1% fee payable to an affiliate of the General Partner.  Unamortized finance costs of $179,395 related to the refinanced mortgage notes payable were written off and fees of $72,020 paid during 2013 as a result of the refinancing and reflected in amortization expense.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years. As of December 31, 2013 the balance on these five notes was $9,477,611.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2014 - $674,410; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361and thereafter - $24,934,120.

The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs.  The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis.   While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations or from property sales in order to maintain capital reserves.  As of December 31, 2013, the Partnership had $8,584,140 in cash balances.

Results of Operations

Distributions

For the year ended December 31, 2013, the Partnership made distributions to the Unit Holders of $2,840,913, which is equal, on an annualized basis, to a 5.0% return on their adjusted capital contributions ($0.86 per $17.11 Unit).  Distributions paid to Unit Holders for years 2012 and 2011 was $1,057,084, respectively.

The distributions paid in 2013 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $2,811,182.  As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2013 was approximately $67,140,000.  No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders.  At December 31, 2013, the unpaid amount to be distributed to the General Partner was approximately $13,173,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2013, net loss was $599,278, compared to net income of $411,988 for the year ended December 31, 2012. Gross revenue was $7,974,154 and $8,234,570, in 2013 and 2012, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner.  The Partnership paid these employees an aggregate of $303,804, and $273,984, in 2013 and 2012 respectively, to perform partnership management and investor relation services for the Partnership.

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

Manufactured homes and improvements include homes that are vacant and held for sale and occupied lease homes.  The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition.  Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value.  Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 48% for the years ended December 31, 2013, and 2012.  The average monthly rent (not weighted average) was approximately $519 per home site for the year ended December 31, 2013, as compared to $505 for the year ended December 31, 2012.  The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total	Occupied Sites		Occupancy Rate		Average Rent
	Sites	2013	2012	2013	2012	2013	2012
Ardmor Village	339	148	148	44%	44%	$539	$524
Camelot Manor	335	109	105	33%	31%	424	417
Dutch Hills	278	105	109	38%	39%	428	420
El Adobe	367	170	187	46%	51%	561	535
Stonegate Manor	308	103	111	33%	36%	418	410
Sunshine Village	356	256	219	72%	62%	627	627
West Valley	421	301	301	72%	71%	636	603
Overall	2,404	1,192	1,180	48%	48%	$519	$505

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2013 and 2012.

			NET OPERATING INCOME
	GROSS REVENUE		AND NET (LOSS) INCOME
	2013	2012	2013	2012
Ardmor Village	$976,702	$947,941	$515,110	$427,861
Camelot Manor	737,198	604,130	251,020	258,030
Dutch Hills	656,402	741,125	207,876	229,151
El Adobe	939,870	1,122,304	375,280	584,709
Stonegate Manor	660,289	693,004	141,319	302,475
Sunshine Village	1,699,915	1,807,162	820,179	825,213
West Valley	2,293,910	2,281,871	1,590,885	1,626,182
	7,964,286	8,197,537	3,901,669	4,253,621

Partnership Management Income and Expense	$9,868	$37,033	(629,204)	(536,825)

Other Expenses			(385,323)	(258,476)

Interest Expense			(1,778,592)	(1,462,413)

Depreciation			(1,707,828)	(1,583,919)

TOTAL	$7,974,154	$8,234,570	$(599,278)	$411,988

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

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Total revenues decreased $260,416 to $7,974,154 in 2013, compared to $8,234,570 in 2012.  This was mainly due to decreased rental income as a result of the amortization of relocation expenses relating to the Sunshine Village relocation program, and decreased home sale activity.

The Partnership’s operating expenses increased $750,850 to $8,573,432 in 2013, compared to $7,822,582 in 2012. This was mainly due to the write off of certain unamortized finance costs as a result of the 2013 refinancing disclosed above, and costs associated with the relocation program at Sunshine Village that did not meet capitalization threshold and were therefore charged to expense as incurred.  In addition, property repair and maintenance expenses increased in 2013 mainly due to lease home and sewer and water repairs.  Lastly, property tax expense increased due to timing of payments in 2013 and refunds received in prior year which reduced the 2012 expense.

As a result of the aforementioned factors, The Partnership experienced a net loss of $599,278 in 2013 compared to net income of $411,988 in 2012.

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

On August 29, 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgage notes payable with StanCorp in the amount of $23,225,000 secured by the seven properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  These mortgages were payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which were amortized over the term of the loans.  These costs included a 1% fee payable to an affiliate of the General Partner.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The mortgage notes are payable in monthly installments of interest and principal through August, 2023.  These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of December 31, 2013 the balance on these notes was $19,196,759.

The Partnership incurred $665,193 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans.  This included a 1% fee payable to an affiliate of the General Partner.    Unamortized finance costs of $179,395 related to the mortgage notes payable refinanced were written off during and fees of $72,020 paid during 2013 as a result of the refinancing and reflected in amortization expense.

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years.  As of December 31, 2013 the balance on these five notes was $9,477,611.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”).  The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure.  The Program expired in the first quarter of 2013.  As of December 31, 2013, all 41 residents have successfully relocated.  The Partnership has incurred expenditures of $901,732, of which $814,703 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period.  Management estimates less than $5,000 of additional relocation costs will be incurred to complete the Program.  At December 31, 2013, $605,239 remains unamortized.

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

Notes Payable: At December 31, 2013 the Partnership had notes payable outstanding in the amount of $28,674,370, collateralized by the seven remaining properties within the Partnership.  Interest on these notes is accrued at a fixed rate of 5.00% or 5.09% as a result of the refinancing and interest rate re-set options executed during 2013.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2013 and 2012, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(iii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2013 and 2012.

(iv)	Consolidated Statements of Partners' Equity for the fiscal years ended December 31, 2013 and 2012.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2012.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 64, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997.  Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Joel Schwartz, CPA, 52, became Chief Financial Officer of Uniprop Inc. on June 1, 2004.  Mr. Schwartz was responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations.  From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies.  From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation.  Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to 1989.  Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990. On June 1, 2011, Mr. Schwartz resigned his position as Chief Financial Officer.

Jody Burttram, 53, became Independent Director of Genesis Associates in 2007.  As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, formerly Szepytowski, 50, is Vice President of Finance of Uniprop, Inc.  She has been with Uniprop since November 11, 1991.  Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership.  Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting.  On June 1, 2011, Ms. Kehrig replaced Mr. Schwartz as the new Principal Financial Officer.

Roger Zlotoff, 53, is President and Chief Operating Officer of Uniprop, Inc.  He has been with Uniprop since October 18, 1999.  Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties.  From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL.  Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994.  Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities.  This incentive management interest is 15% of distributable cash from operations in any quarter.  However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return.  During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $2,811,000 less than the 10% cumulative preferred return due Unit Holders.  Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2013, approximately $212,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2013 was $13,173,000.  The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time.  The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred.  No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $67,140,000, as of December 31, 2013, is first distributed to the Unit Holders.  In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid.  The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions.  No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2013.  The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it.  Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected.  The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services.  During the last fiscal year, Uniprop AM, LLC received property management fees totaling $402,000.  The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of $303,804 during 2013 to perform partnership management, and investor relation services for the Partnership.  It is anticipated comparable amounts will be paid in the next fiscal year.  Uniprop Homes, Inc., a related entity, received commissions totaling $7,340 in 2013 for certain services provided as a broker/dealer of manufactured homes for the communities.  Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2013.

The aggregate fees billed to the Partnership for professional services performed by Plante Moran, PLLC during 2013 and 2012 were as follows.

	2013	2012
(1) Audit Fees	$73,000	$71,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$24,000	$19,000
(4) All Other Fees	$0	$0
(5) Total	$97,000	$90,000

Audit fees:  pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees:  pertain to services performed for tax compliance and tax consulting, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC  in 2013 and 2012 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

(1)           The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2013 and 2012

(iii)	Statements of Operations for the fiscal years ended December 31, 2013 and 2012.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2013 and 2012.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2012.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)         Certificate of Limited Partnership for the Partnership

3(b)         Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited  Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)       Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 3, 2013.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term Sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 26, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 10-Q that was filed on November 13, 2013.

10(r)	Mortgage Notes made as of July 18 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 204.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:  March 14, 2014

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

10(p)
Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.
Incorporated by reference to the Form 8-K filed on June 3, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on July 26, 2013.

10(r)	Mortgage Notes made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.	Incorporated by reference to the Form 10-Q filed on November, 13, 2013.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2014.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

 Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing Communities
    Income Fund II
(a Michigan limited partnership)

We have audited the accompanying consolidated balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) as of December 31, 2013 and 2012 and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
March 14, 2014

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Consolidated Balance Sheets

December 31,	2013	2012

Assets

Property and Equipment
Buildings and improvements	$42,431,157	$42,321,607
Land	8,952,937	8,952,937
Furniture and equipment	678,866	651,604

	52,062,960	51,926,148
Less accumulated depreciation	35,774,653	34,226,824

Net Property and Equipment	16,288,307	17,699,324

Cash	8,584,140	5,117,789
Manufactured homes and improvements	4,075,639	3,168,757
Unamortized financing costs - net	1,013,113	568,914
Deferred home relocation costs - net	605,239	-
Other assets	841,522	1,079,723

	$31,407,960	$27,634,507

Liabilities and Partners’ Equity

Notes payable	$28,674,370	$21,438,933
Accounts payable	52,932	27,904
Other liabilities	522,009	568,830

Total Liabilities	29,249,311	22,035,667

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	1,739,592	5,173,790
General partner	419,057	425,050

Total Partners’ Equity	2,158,649	5,598,840

	$31,407,960	$27,634,507

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Consolidated Statements of Operations

Year Ended December 31,	2013		2012
Revenue
Rental		$7,020,241		$7,170,664
Home sale income		103,606		251,771
Other		850,307		812,135

		7,974,154		8,234,570

Operating Expenses
Administrative		2,595,338		2,468,378
Property taxes		816,566		696,669
Utilities		593,071		587,017
Property operations		974,461		762,886
Depreciation		1,707,828		1,583,919
Interest		1,778,592		1,462,413
Home sale expense		107,576		261,300

		8,573,432		7,822,582

Net (Loss) Income		$(599,278)		$411,988

Total (Loss) Income Per Limited Partnership Unit		$(.18)	$	..12

Distributions Per Limited Partnership Unit	$	..86	$	..32

Weighted Average Number of Limited Partnership Units Outstanding		3,303,387		3,303,387

Net (Loss) Income Allocable to General Partner		$(5,993)		$4,119

Distributions Allocable to General Partner		$-		$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Consolidated Statements of Partners’ Equity
Years Ended December 31, 2013 and 2012

	General
	Partner	Unit Holders	Total
Balance, January 1, 2012	$420,931	$5,823,005	$6,243,936

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net income for the year	4,119	407,869	411,988

Balance, December 31, 2012	425,050	5,173,790	5,598,840

Distributions to unit holders	-	(2,840,913)	(2,840,913)

Net income for the year	(5,993)	(593,285)	(599,278)

Balance, December 31, 2013	$419,057	$1,739,592	$2,158,649

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Consolidated Statements of Cash Flows

Year Ended December 31,	2013	2012

Cash Flows From Operating Activities
Net (Loss) Income	$(599,278)	$411,988
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	1,707,828	1,583,919
Amortization and write-off of deferred financing costs	232,121	27,752
Amortization of home relocation costs	209,464	-
Payment of home relocation costs	(814,703)	-
Increase in manufactured homes and improvements	(1,066,882)	(1,257,230)
Decrease (increase) in other assets	238,201	(123,794)
Increase (decrease) in accounts payable	25,028	(138,579)
(Decrease) increase in other liabilities	(46,821)	122,390

Net Cash (Used In) Provided By Operating Activities	(115,042)	626,446

Cash Flows From Investing Activities
Purchase of property and equipment	(136,810)	(224,569)

Net Cash Used In Investing Activities	(136,810)	(224,569)

Cash Flows From Financing Activities
Distributions to unit holders	(2,840,913)	(1,057,084)
Repayments of notes payable	(12,084,563)	(466,431)
Proceeds from notes payable refinancing	19,320,000	-
Payments of deferred financing costs	(676,321)	-

Net Cash Provided By (Used In) Financing Activities	3,718,203	(1,523,515)

Net Increase (Decrease) In Cash	3,466,351	(1,121,638)
Cash, at beginning of year	5,117,789	6,239,427

Cash, at end of year	$8,584,140	$5,117,789

See accompanying notes to financial statements.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2013, and 2012,  located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986.  The general partner is Genesis Associates Limited Partnership.

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased its original nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner.  One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2013.

In connection with the refinancing discussed in Note 2, to satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of each of the properties was transferred into bankruptcy remote special purpose entities. The fee title to the Sunshine Village real property is now held by Sunshine Village MHP, LLC.  The fee title to the West Valley real property is now held by West Valley MHP, LLC.  Both of these entities are wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership.  Sunshine Village MHP, LLC, West Valley MHP, LLC and IF II, Holdings, LLC are all disregarded entities for federal income tax purposes.  The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and all of its wholly owned subsidiaries as described above.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Values of Financial Instruments

The carrying amounts of cash and accounts payable approximate their fair values due to their short-term nature.  The fair value of notes payable approximates their carrying amounts based on current borrowing rates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

Accumulated depreciation on continuing properties for tax purposes was $35,904,000 and $33,975,000 as of December 31, 2013 and 2012, respectively.

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements are stated at the lower of cost or fair value based on the specific identification method and represent manufactured homes held for sale.

Manufactured homes and improvements include homes that are vacant and held for sale and occupied lease homes.  The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition.  Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value.  Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception.  Depreciation expense related to these homes for the years ending December 31, 2013 and 2012 was $160,000 and $40,000, respectively.  Accumulated depreciation for the years then ended was $200,000 and $40,000, respectively.

Financing Costs

As a result of the refinance of the mortgage note payable during 2008, costs to obtain that financing (see Note 2) were capitalized and amortized over the 25-year term of the related mortgage note payable.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing described in Note 2 below, which is being amortized over the life of the new mortgage notes payable.  This included a 1% fee payable to an affiliate of the General Partner.

Amortization and write off of deferred financing costs totaled $232,121 and $27,752 for December 31, 2013 and 2012, respectively.  Unamortized deferred financing costs in the amount of $179,375 related to the mortgage notes payable that were refinanced were written off in 2013 and included in amortization expense.  Amortization expense is included in interest expense in the consolidated statement of operations.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Deferred Home Relocation Costs

The Partnership initiated the Sunshine Village Paid Home Relocation Program (the “Program”) during 2013.  The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure.  The Partnership has incurred expenditures of $901,732, of which $814,703 has been capitalized and is being amortized over the life of the resident’s three year rental period.  Amortization of these costs recognized for the year ended December 31, 2013 totaled $209,464 and has been recorded as a reduction to rental revenue.

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

2.	Notes Payable
During 2008, the Partnership refinanced a mortgage note payable and executed new notes payable to StanCorp Mortgage Investors, LLC  in the aggregate amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves.  The mortgages are payable in monthly installments of interest and principal through September 2033. In connection with the 2008 mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which were deferred and amortized over the life of the mortgage of 25 years. These costs included a 1% refinance fee of $232,250 paid to Uniprop AM LLC, a related party.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Effective July, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate.  The mortgages are payable in monthly installments of interest and principal through August, 2023.  These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period.  As of December 31, 2013 the balance on these notes was $19,196,759.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the life of the loans.  These costs included a 1% fee payable to a Uniprop AM LLC, an affiliate of the General Partner.  Unamortized finance costs of $179,395 related to the mortgage notes payable that were refinanced were written off during 2013 as a result of the refinancing.  Additionally, the Partnership incurred a fee with StanCorp totaling $72,020 related to the refinancing, which has been reflected as part of interest expense on the statement of operations.

In connection with the refinancing of the two the mortgage notes payable discussed above, a guaranty of recourse obligations was put in place by Roger Zlotoff, President of Uniprop AM, LLC and his spouse.  The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff related to this agreement.

Effective September, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp.  The new rate on these five notes is 5.00% and the amortization period is twenty years.  Another rate re-set option is available in five years.  As of December 31, 2013 the balance on these five notes was $9,477,611.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Future maturities on the notes payable for the next five years and thereafter are as follows:  2014 - $674,410; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361 and thereafter - $24,934,120.

At December 31, 2013 and 2012, “Other Assets” includes cash of approximately $201,000 and $298,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s notes payable agreements. This cash is restricted from operating use.

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

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $304,000 and $274,000 during 2013 and 2012, respectively, to perform partnership management, and investor relation services for the Partnership.  Uniprop Homes, Inc., a related entity, received commissions totaling $7,300 and $13,900 in 2013 and 2012, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the Partnership in the sale of new and pre-owned homes to property residents.

Fees and Expenses

During the years ended December 31, 2013 and 2012, Uniprop AM LLC, an affiliate earned property management fees of approximately $402,000 and $395,000 in 2013 and 2012, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $14,900 and $7,100 by the affiliate at December 31, 2013 and 2012, respectively, for previously overpaid fees.

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties acquired by the Partnership and is entitled to contingent consideration that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the related properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

4.	Reconciliation of Financial Statement Income and Taxable Income

Year Ended December 31,	2013	2012

(Loss) Income per the financial statements	$(599,278)	411,988

Adjustments to depreciation for difference in methods	(382,773)	(413,224)

Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes	194,266	69,586

(Loss) Income Per the Partnership’s Tax Return	$(787,785)	69,283

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

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

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $2,811,000 and $4,595,000, in 2013, and 2012, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $67,140,000 as of December 31, 2013 has been distributed to the unit holders.

At December 31, 2013, the general partner’s cumulative incentive management interest to be distributed was approximately $13,173,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2014.

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

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Consolidated Financial Statements

6.	Supplemental Cash Flow Information
Interest paid during 2013 and 2012 was approximately $1,469,000, and $1,437,000, respectively.

Manufactured homes in the amount of $83,565 were transferred from manufactured homes and improvements to buildings and improvements for use as community manager homes in 2012.

7.	Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2012 through December 31, 2013:

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$1,991	$1,977	$2,007	$1,999

(Loss) from Operations	$(48)	$(74)	$(301)	$(176)

Income Per Limited Partnership Unit from Operations	$(.01)	$(.02)	$(.09)	$(.05)

	Three Months Ended
2012	March 31,		June 30,		September 30,		December 31,

Revenues From Operations		$2,055		$2,107		$2,073		$2,000

Income from Operations		$65		$81		$123		$143

Income Per Limited Partnership Unit from Operations	$	..02	$	..02	$	..04	$	..04

Uniprop Manufactured
Housing Communities Income Fund II
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Costs
				Capitalized							Life on Which
				Subsequent to		Gross Amount at Which Carried					Depreciation in
		Initial Cost		Acquisition		at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village (Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,456,741	$1,067,373	$5,709,752	$6,777,125	$4,615,639	1987	30 years

Sunshine Village (Davie, FL)	4,183,407	1,215,862	4,875,878	-	705,623	1,215,862	5,581,501	6,797,363	4,686,048	1987	30 years

Camelot Manor (Grand Rapids, MI)	1,045,852	918,949	3,681,051	-	1,291,025	918,949	4,972,076	5,891,025	4,058,713	1987	30 years

Dutch Hills (Haslett, MI)	1,419,369	839,693	3,358,771	41,526	935,387	881,219	4,294,158	5,175,377	3,561,741	1987	30 years

Stonegate Manor (Lansing, MI)	1,095,653	930,307	3,721,229	40,552	1,042,499	970,859	4,763,728	5,734,587	3,838,079	1987	30 years

El Adobe (Las Vegas, NV)	3,884,592	1,480,000	5,920,000	39,964	517,385	1,519,964	6,437,385	7,957,349	5,496,587	1988	30 years

West Valley (Las Vegas NV)	8,466,419	2,289,700	9,158,800	89,011	1,513,757	2,378,711	10,672,557	13,051,268	8,928,708	1988	30 years

	$23,133,242	$8,737,764	$34,968,740	$215,173	$7,462,417	$8,952,937	$42,431,157	$51,384,094	$35,185,515

Uniprop Manufactured Housing
Communities Income Fund II
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2013

1.	Reconciliation of Land	The following table reconciles the land from January 1, 2012 to December 31, 2013:

	2013	2012

Balance, at January 1	$8,952,937	$8,952,937

Cost of land sold	-	-

Balance, at December 31	$8,952,937	$8,952,937

2.	Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2011 to December 31, 2012:

	2013	2012

Balance, at January 1	$42,238,042	$42,031,798

Additions to buildings and improvements	193,115	206,244
Cost of assets sold	-	-

Balance, at December 31	$42,431,157	$42,238,042

3.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2012 to December 31, 2013:

	2013	2012

Balance, at January 1	$33,660,213	$32,139,502

Current year depreciation expense	1,525,302	1,520,711
Accumulated depreciation on assets sold	-	-

Balance, at December 31	$35,185,515	$33,660,213

4.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.