Form 10-Q
period 2014-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2014-05-13
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

As of March 31, 2014, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2014	December 31, 2013
	(Unaudited)
Properties:
Buildings And Improvements	$42,434,357	$42,431,157
Land	8,952,937	8,952,937
Furniture And Equipment	684,177	678,866
	52,071,471	52,062,960

Less Accumulated Depreciation	(36,159,640)	(35,774,653)

Net Property and Equipment	15,911,831	16,288,307

Cash And Cash Equivalents	8,425,124	8,584,140
Manufactured Homes and Improvements	4,125,108	4,075,639
Unamortized Finance Costs	991,649	1,013,113
Deferred Home Relocation Costs	537,703	605,239
Other Assets	1,157,646	841,522
Total Assets	$31,149,061	$31,407,960

LIABILITIES & PARTNERS' EQUITY	March 31,2014	December 31, 2013
	(Unaudited)

Accounts Payable	$89,547	$52,932
Other Liabilities	644,571	522,009
Notes Payable	28,505,621	28,674,370

Total Liabilities	$29,239,739	$29,249,311

Partners’ Equity:
General Partner	419,207	419,057
Unit Holders	1,490,115	1,739,592

Total Partners’ Equity	1,909,322	2,158,649

Total Liabilities And
Partners’ Equity	$31,149,061	$31,407,960

 See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
(Unaudited)	March 31, 2014	March 31, 2013

Income:
Rental Income	$1,793,963	$1,735,269
Home Sale Income	139,455	40,404
Other	229,546	215,999

Total Income	2,162,964	1,991,672

Operating Expenses:
Administrative Expenses (Including $103,990 and $98,541, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2014 and 2013, respectively)	684,986	642,580
Property Taxes	190,347	206,898
Utilities	153,868	154,170
Property Operations	210,972	198,016
Depreciation	414,987	428,979
Interest	383,090	360,681
Home Sale Expense	109,770	48,360

Total Operating Expenses	2,148,020	2,039,684

Net Income (Loss)	$14,944	($48,012)

Net Income (Loss) per Limited Partnership Unit	$0.00	($0.01)

Distribution Per Unit:	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2014 and 2013	3,303,387	3,303,387

STATEMENT OF PARTNERS’ EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2013	$419,057	$1,739,592	$2,158,649
Distributions	-	(264,271)	(264,271)
Net Income	150	14,794	14,944

Balance as of March 31, 2014	$419,207	$1,490,115	$1,909,322

  See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities:
Net Income (Loss)	$14,944	($48,012)

Adjustments To Reconcile Net Income (Loss)
To Net Cash Provided By
Operating Activities:
Depreciation	414,987	428,979
Amortization of Financing Costs	21,464	6,938
Amortization of Home Relocation Costs	69,036	34,241
Payment of Home Relocation Costs	(1,500)	(463,618)
Increase in Manufactured Homes and Home Improvements	(79,469)	(141,211)
(Increase) Decrease In Other Assets	(316,124)	28,125
Increase In Accounts Payable	36,616	96,969
Increase In Other Liabilities	122,562	29,726

Total Adjustments	267,572	20,149

Net Cash Provided By (Used In) Operating Activities	282,516	(27,863)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(8,512)	(7,355)

Net Cash Used In Investing Activities	(8,512)	(7,355)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Notes Payable	(168,749)	(121,503)

Net Cash Used In Financing Activities	(433,020)	(385,774)

Decrease In Cash	(159,016)	(420,992)
Cash, Beginning	8,584,140	5,117,789

Cash, Ending	$8,425,124	$4,696,797

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

1. Basis of Presentation and Accounting Policies:

The accompanying unaudited 2014 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. As of March 31, 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At March 31, 2014, $537,703 remains unamortized.

We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

2. Mortgage Payable:

During 2008, the Partnership refinanced its existing mortgage note payable and executed seven new mortgages payable with StanCorp Mortgage Investors LLC (“StanCorp”) in the amount of $23,225,000 secured by the seven remaining properties of the Partnership. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. These mortgages were payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which was being amortized over the original term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner. Unamortized finance costs of $179,395 related to the refinanced mortgage notes payable were written off in 2013 as a result of the refinancing discussed below.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2014 the balance on these notes was $19,098,873.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the life of the loans. This included a 1% fee payable to Uniprop AM LLC, an affiliate of the General Partner. Unamortized finance costs of $179,395 related to the refinanced mortgage notes payable were written off in 2013 as a result of the refinancing and reflected in amortization expense. Additionally, the Partnership incurred a fee with StanCorp totaling $72,020 related to the refinancing, which was reflected as part of interest expense on the statement operations for the year ending December 31, 2013.

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of March 31, 2014 the balance on these five notes was $9,406,748.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2014 - $505,661; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361 and thereafter - $24,934,120.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

The Partnership's capital resources consist primarily of its seven manufactured home communities. As described in Note 2, the Partnership refinanced its existing mortgage note payable and executed seven new mortgage notes payable with StanCorp Mortgage Investors, LLC (the “StanCorp Financing”) in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership in August, 2008. To pay off the prior mortgage balance of $25,277,523 and the costs of refinancing, the Partnership transferred $2,735,555 from cash reserves. The mortgages were payable in monthly installments of interest and principal through September 2033. The Partnership incurred $693,798 in financing costs as a result of the 2008 refinancing which were being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner. Unamortized finance costs of $179,375 were written off during 2013 as a result of the refinancing discussed below.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2014 the balance on these notes was $19,098,873.

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

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of March 31, 2014 the balance on these notes was $9,406,748.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2014. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2014, the Partnership’s cash balance amounted to $8,425,124. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of March 2014, versus 47% at the end of March 2013. The average monthly homesite rent as of March 31, 2014 was approximately $523 versus $514 from March 2013 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	147	43%	$554
Camelot Manor	335	111	33%	424
Dutch Hills	278	105	38%	428
El Adobe	367	168	46%	561
Stonegate Manor	308	98	32%	418
Sunshine Village	356	255	72%	643
West Valley	421	298	71%	636

Total on 3/31/14:	2,404	1,182	48%	$523
Total on 3/31/13:	2,404	1,174	47%	$514

 *Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
	three months ended		three months ended

Ardmor	$249,559	$229,117	$110,332	$96,620
Camelot Manor	223,956	176,958	89,641	42,176
Dutch Hills	163,480	170,986	57,766	54,120
El Adobe	244,847	255,390	85,197	117,527
Stonegate	171,463	164,678	44,121	69,593
Sunshine	509,070	420,043	217,576	188,814
West Valley	596,061	571,526	426,649	406,331
	2,158,436	1,988,698	1,031,282	975,181

Partnership Management	4,528	2,974	(149,496)	(160,530)
Other Expense	--	--	(68,765)	(73,003)

Interest Expense	--	--	(383,090)	(360,681)

Depreciation	--	--	(414,987)	(428,979)
	$2,162,964	$1,991,672	$14,944	($48,012)

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

Comparison of Quarter Ended March 31, 2014 to Quarter Ended March 31, 2013

Net revenues increased $171,292 to $2,162,964 in 2014, from $1,991,672 in 2013. This was due to increased rental income as a result of the increased occupancy at Sunshine Village related to the success of the relocation program. There were also increases in home sale income and other income, specifically lease home income.

As described in the Statements of Operations, total operating expenses increased $108,336, to $2,148,020 in 2014, as compared to $2,039,684 in 2013. This was the result of increases in administrative and home sale expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income of $14,944 for the first quarter of 2014 compared to a Net Loss of $48,012 for the first quarter of 2013.

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

Notes Payable: At March 31, 2014 the Partnership had notes payable outstanding in the amount of $28,505,621. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the five remaining notes is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 13, 2014

