Form 10-Q
period 2014-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2014-08-12
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

Yes ☐  No ☒

As of June 30, 2014, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)
Properties:
Buildings And Improvements	$42,520,704	$42,431,157
Land	8,952,937	8,952,937
Furniture And Equipment	684,177	678,866
	52,157,818	52,062,960

Less Accumulated Depreciation	(36,543,714)	(35,774,653)

Net Property and Equipment	15,614,104	16,288,307

Cash And Cash Equivalents	7,999,046	8,584,140
Manufactured Homes and Improvements	4,329,709	4,075,639
Unamortized Finance Costs	970,185	1,013,113
Deferred Home Relocation Costs	468,667	605,239
Other Assets	1,398,507	841,522
Total Assets	$30,780,218	$31,407,960

LIABILITIES & PARTNERS' EQUITY	June 30, 2014	December 31, 2013
	(Unaudited)

Accounts Payable	$148,666	$52,932
Other Liabilities	753,092	522,009
Notes Payable	28,340,103	28,674,370

Total Liabilities	$29,241,861	$29,249,311

Partners' Equity:
General Partner	418,139	419,057
Unit Holders	1,120,218	1,739,592

Total Partners' Equity	1,538,357	2,158,649

Total Liabilities And Partners' Equity	$30,780,218	$31,407,960

                                        See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

   A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Income:
Rental Income	$3,571,965	$3,491,570	$1,778,002	$1,756,301
Home Sale Income	211,928	47,404	72,473	7,000
Other	475,873	429,706	246,327	213,707

Total Income	4,259,766	3,968,680	2,096,802	1,977,008

Operating Expenses:
Administrative Expenses
(Including $207,493, $199,065, $103,503 and $98,541, in Property
Management Fees Paid to an Affiliate for the Six and Three Month
Period Ended June 30, 2014 and 2013, respectively)	1,366,473	1,297,952	681,487	655,372
Property Taxes	380,706	413,793	190,359	206,895
Utilities	303,085	300,567	149,217	146,397
Property Operations	517,377	443,181	306,405	245,165
Depreciation	829,062	858,721	414,075	429,742
Interest	766,738	719,328	383,648	358,647
Home Sale Expense	188,075	56,995	78,305	8,635

Total Operating Expenses	4,351,516	4,090,537	2,203,496	2,050,853

Net (Loss) Income	($91,750)	($121,857)	($106,694)	($73,845)

(Loss) Income per Limited Partnership Unit:	($0.03)	($0.04)	($0.03)	($0.02)

Distribution Per Unit:	$0.16	$0.16	$0.08	$0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Six and Three Month
Period Ended June 30, 2014 and 2013.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2013	$419,057	$1,739,592	$2,158,649
Distributions	0	(528,542)	(528,542)
Net Income (Loss)	(918)	(90,832)	(91,750)

Balance as of June 30, 2014	$418,139	$1,120,218	$1,538,357

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
	June 30,2014	June 30,2013

Cash Flows From Operating Activities:
Net Loss	($91,750)	($121,857)

Adjustments To Reconcile Net Loss
To Net Cash Provided By (Used In)
Operating Activities:
Depreciation	829,062	858,721
Amortization of Financing Costs	42,929	13,876
Amortization of Home Relocation Costs	138,072	90,218
Payment of Home Relocation Costs	(1,500)	(749,101)
Increase in Manufactured Homes and Home Improvements	(314,070)	(283,876)
Increase In Other Assets	(556,985)	(259,968)
Increase In Accounts Payable	95,734	39,260
Increase In Other Liabilities	231,083	143,729

Total Adjustments	464,325	(147,141)

Net Cash Provided By (Used In) Operating Activities	372,575	(268,998)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(94,860)	(56,415)

Net Cash Used In Investing Activities	(94,860)	(56,415)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payments On Notes Payable	(334,267)	(245,030)

Net Cash Used In Financing Activities	(862,809)	(773,572)

Net Decrease In Cash	(585,094)	(1,098,985)
Cash, Beginning	8,584,140	5,117,789

Cash, Ending	$7,999,046	$4,018,804

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

1. Basis of Presentation and Accounting Policies:

The accompanying unaudited 2014 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At June 30, 2014, $468,667 remains unamortized.

The carrying amounts of cash, accounts payable and notes payable approximate their fair values due to their short-term nature. The fair value of mortgage notes payable approximates their carrying amounts based on current borrowing rates.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2014 the balance on these notes was $19,005,108.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of June 30, 2014 the balance on these five notes was $9,334,995.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2014 - $340,143; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361 and thereafter - $24,934,120.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2014 the balance on these notes was $19,005,108.

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

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of June 30, 2014 the balance on these notes was $9,334,995.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2014. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2014, the Partnership’s cash balance amounted to $7,999,046. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of June 2014 versus 48% at the end of June 2013. The average monthly homesite rent as of June 30, 2014 was approximately $523; versus $515 from June 2013 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	146	43%	$554
Camelot Manor	335	111	33%	424
Dutch Hills	278	105	38%	428
El Adobe	367	166	45%	561
Stonegate Manor	308	101	33%	418
Sunshine Village	356	251	71%	643
West Valley	421	302	72%	636

Total on 6/30/14:	2,404	1,182	48%	$523
Total on 6/30/13:	2,404	1,195	48%	$515

*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss) Income		Gross Revenue		Net Operating Income and Net (Loss)
	6/30/2014	6/30/2013	6/30/2014	6/30/2013	06/30/2014	06/30/2013	06/30/2014	06/30/2013
	three months ended		three months ended		six months ended		six months ended

Ardmor	$254,122	$240,693	$113,282	$107,988	$503,681	$469,810	$223,614	$204,608
Camelot Manor	218,075	163,932	70,418	54,633	442,031	340,890	160,059	96,809
Dutch Hills	158,444	160,142	38,264	49,232	321,924	331,128	96,030	103,352
El Adobe	240,852	248,118	78,396	103,650	485,699	503,508	163,593	221,177
Stonegate	183,072	162,558	34,500	62,643	354,535	327,236	78,621	132,236
Sunshine	432,249	429,818	198,491	181,227	941,319	849,861	416,067	370,041
West Valley	596,367	569,714	416,058	394,247	1,192,428	1,141,240	842,707	800,578
	2,083,181	1,974,975	949,409	953,620	4,241,617	3,963,673	1,980,691	1,928,801
Partnership Management	13,621	2,033	(143,089)	(157,165)	18,149	5,007	(292,585)	(317,695)
Other Expense	--	--	(115,291)	(81,911)	--	--	(184,056)	(154,914)

Interest Expense	--	--	(383,648)	(358,647)	--	--	(766,738)	(719,328)

Depreciation	--	--	(414,075)	(429,742)	--	--	(829,062)	(858,721)
	$2,096,802	$1,977,008	($106,694)	($73,845)	$4,259,766	$3,968,680	($91,750)	($121,857)

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

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Gross revenues increased $119,794 to $2,096,802 in 2014, from $1,977,008 in 2013. This was due to increased rental income as a result of the increased occupancy at Sunshine Village related to the success of the relocation program. There were also increases in home sale income and other income, specifically lease home income.

As described in the Statements of Operations, total operating expenses increased $152,643, to $2,203,496 in 2014, as compared to $2,050,853 in 2013. This was mainly due to increases in administrative, property operations, interest and home sale expense compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $106,694 for the second quarter of 2014 compared to a Net Loss of $73,845 for the second quarter of 2013.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Gross revenues increased $291,086 to $4,259,766 in 2014, from $3,968,680 in 2013. This was due to increased rental income as a result of the increased occupancy at Sunshine Village related to the success of the relocation program. There were also increases in home sale income and other income, specifically lease home income.

As described in the Statements of Operations, total operating expenses increased $260,979, to $4,351,516 in 2014, as compared to $4,090,537 in 2013. This was mainly due to increases in administrative, property operations, interest and home sale expense compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $91,750 in 2014 as compared to a Net Loss of $121,857 in 2013.

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

Note Payable: At June 30, 2014 the Partnership had notes payable outstanding in the amount of $28,340,103. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the five remaining notes is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

ITEM 6. EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Dated: August 12, 2014

- 13 -