Form 10-Q
period 2014-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2014-11-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

As of September 30, 2014, the number of units of limited partnership interest of the registrant outstanding was 3,303,387.  The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2014	December 31, 2013
	(Unaudited)
Properties:
Land	$8,952,937	$8,952,937
Buildings And Improvements	42,677,685	42,431,157
Furniture And Fixtures	686,058	678,866
	52,316,680	52,062,960

Less Accumulated Depreciation	(36,932,574)	(35,774,653)
	15,384,106	16,288,307

Cash And Cash Equivalents	7,545,838	8,584,140
Unamortized Finance Costs	948,720	1,013,113
Manufactured Homes and Improvements	4,724,653	4,075,639
Other Assets	1,340,959	841,522
Deferred Home Relocation Costs	399,631	605,239

Total Assets	$30,343,907	$31,407,960

LIABILITIES & PARTNERS' EQUITY	September 30,2014	December 31, 2013
	(Unaudited)

Accounts Payable	$189,531	$52,932
Other Liabilities	773,547	522,009
Notes Payable	28,172,442	28,674,370

Total Liabilities	$29,135,520	$29,249,311

Partners' Equity:
General Partner	417,483	419,057
Unit Holders	790,904	1,739,592

Total Partners' Equity	1,208,387	2,158,649

Total Liabilities And
Partners' Equity	$30,343,907	$31,407,960

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Income:
Rental Income	$5,360,290	$5,271,959	$1,788,325	$1,780,389
Home Sale Income	211,934	70,506	6	23,102
Other	724,041	633,975	248,168	204,269

Total Income	6,296,265	5,976,440	2,036,499	2,007,760

Operating Expenses:
Administrative Expenses (Including $312,100, $300,931, $104,607 and $101,866, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2014 and 2013, respectively)	2,056,239	1,905,780	689,766	607,828
Property Taxes	571,068	620,658	190,362	206,865
Utilities	458,319	451,975	155,234	151,408
Property Operations	774,123	670,823	256,746	227,642
Depreciation	1,247,921	1,283,806	418,859	425,085
Interest	1,150,935	1,387,981	384,197	668,653
Home Sale Expense	195,109	77,886	7,034	20,891

Total Operating Expenses	6,453,714	6,398,909	2,102,198	2,308,372

Net Loss	$(157,449)	$(422,469)	$(65,699)	$(300,612)

Loss per Limited Partnership Unit:	$(0.05)	$(0.13)	$(0.02)	$(0.09)

Distribution Per Unit:	$0.24	$0.78	$0.08	$0.62

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2014 and 2013.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2013	$419,057	$1,739,592	$2,158,649
Distributions	0	(792,813)	(792,813)
Net (Loss) Income	(1,574)	(155,875)	(157,449)

Balance as of September 30, 2014	$417,483	$790,904	$1,208,387

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	September 30,2014	September 30,2013

Cash Flows From Operating Activities:
Net Loss	$(157,449)	$(422,469)

Adjustments To Reconcile Net Loss
To Net Cash Provided By (Used In)
Operating Activities:
Depreciation	1,247,921	1,283,806
Amortization of Financing Costs	64,394	210,657
Amortization of Deferred Home Relocation Costs	207,108	149,457
Payment of Deferred Home Relocation Costs	(1,500)	(789,640)
Increase in Manufactured Homes and Home Improvements	(739,014)	(743,848)
Increase In Other Assets	(499,437)	(108,178)
Increase In Accounts Payable	136,599	64,240
Increase In Other Liabilities	251,538	180,070

Total Adjustments	667,609	246,564

Net Cash Provided By (Used In) Operating Activities	510,160	(175,905)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(253,721)	(97,562)

Net Cash Used In Investing Activities	(253,721)	(97,562)

Cash Flows (Used In) Provided By Financing Activities:
Distributions To Unit Holders	(792,813)	(2,576,642)
Proceeds from Refinance	0	19,320,000
Payments On Notes Payable	(501,928)	(11,920,585)
Payments Of Deferred Financing Costs	0	(676,321)

Net Cash (Used In) Provided By Financing Activities	(1,294,741)	4,146,452

Net (Decrease) Increase In Cash	(1,038,302)	3,872,985
Cash, Beginning	8,584,140	5,117,789

Cash, Ending	$7,545,838	$8,990,774

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited 2014 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2013.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At September 30, 2014, $399,631 remains unamortized.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2014 the balance on these notes was $18,910,101.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of September 30, 2014 the balance on these five notes was $9,262,341.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2014 - $172,482; 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361 and thereafter - $24,934,120.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2014 the balance on these notes was $18,910,101.

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

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of September 30, 2014 the balance on these notes was $9,262,341.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the third quarter ended September 30, 2014. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2014, the Partnership’s cash balance amounted to $7,545,838. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of September 2014 versus 48% at the end of September 2013. The average monthly homesite rent as of September 30, 2014 was approximately $523; versus $515 from September 2013 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	150	44%	$554
Camelot Manor	335	113	34%	424
Dutch Hills	278	106	38%	428
El Adobe	367	161	44%	561
Stonegate Manor	308	100	32%	418
Sunshine Village	356	253	71%	643
West Valley	421	302	72%	636

Total on 9/30/14:	2,404	1,185	48%	$523
Total on 9/30/13:	2,404	1,190	48%	$515

*Not a weighted average

	Gross Revenue		Net Operating Income and Net (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	9/30/2014	9/30/2013	9/30/2014	9/30/2013	09/30/2014	09/30/2013	09/30/2014	09/30/2013
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$257,893	$256,377	$120,273	$123,104	$761,574	$726,187	$343,887	$327,712
Camelot Manor	184,939	175,268	70,180	56,315	626,970	516,158	230,239	153,124
Dutch Hills	167,870	159,848	51,843	48,260	489,794	490,976	147,873	151,612
El Adobe	242,381	240,479	73,344	99,376	728,080	743,987	236,937	320,553
Stonegate	160,590	170,984	49,334	67,602	515,125	498,220	127,955	199,838
Sunshine	434,632	429,123	176,975	198,190	1,375,951	1,278,984	593,042	568,231
West Valley	584,568	573,745	345,843	392,571	1,776.996	1,714,985	1,188,550	1,193,149
	2,032,873	2,005,824	887,792	985,418	6,274,490	5,969,497	2,868,483	2,914,219
Partnership Management	3,626	1,936	(107,022)	(119,119)	21,775	6,943	(399,607)	(436,814)
Other Expense	-----	-------	(43,413)	(73,173)	-------	-------	(227,469)	(228,087)

Interest Expense	-----	-------	(384,197)	(668,653)	--------	-------	(1,150,935)	(1,387,981)

Depreciation	-----	-------	(418,859)	(425,085)	-------	--------	(1,247,921)	(1,283,806)
	$2,036,499	$2,007,760	$(65,699)	$(300,612)	$6,296,265	$5,976,440	$(157,449)	$(422,469)

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

Comparison of Three Months Ended September 30, 2014 to Three Month Ended September 30, 2013

Gross revenues increased $28,739 to $2,036,499 in 2014, from $2,007,760 in 2013. This was mainly due to an increase in other income, specifically lease home income. This was offset by a decrease in home sale income.

As described in the Statements of Operations, total operating expenses decreased $206,174, to $2,102,198 in 2014, as compared to $2,308,372 in 2013. This was mainly due to lower interest expense in 2014 as a result of lower interest rates due to the refinancing and interest rate resets and write off of certain unamortized finance costs in connection with the refinancing during third quarter 2013.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $65,699 for the third quarter of 2014 as compared to a Net Loss of $300,612 for the third quarter of 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Gross revenues increased $319,825 to $6,296,265 in 2014, from $5,976,440 in 2013. The increase was due to increased revenue from rental income, other income, specifically lease home income and home sale income.

As described in the Statements of Operations, total operating expenses increased $54,805, to $6,453,714 in 2014, as compared to $6,398,909 in 2013. This was mainly due to increases in administrative, property operations and home sale expense, offset by a decrease in interest expense in 2014 as a result of lower interest rates due to the refinancing and interest rate resets and write off of certain unamortized finance costs in connection with the refinancing during the third quarter of 2013.

As a result of the aforementioned factors, the Partnership experienced a Net Loss of $157,499 in 2014 as compared to a Net Loss of $422,469 in 2013.

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

Note Payable: At September 30, 2014 the Partnership had notes payable outstanding in the amount of $28,172,442. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the five remaining notes is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

ITEM 6. EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 10, 2014

- 13 -