Form 10-K
period 2014-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2015-03-17
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Yes ☐ No ☒

The estimated aggregate net asset value of the units as of February 1, 2015 held by non-affiliates, as estimated by the General Partner (based on a February 2015 appraisal of Partnership properties), was $29,514,940. As of February 1, 2015, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

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

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership" or the “Fund”), acquired, maintains, leases, operates and ultimately will dispose of income producing residential real properties consisting of seven manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220. The general partner is Genesis Associates Limited Partnership (“General Partner”).

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2014 the balance on these notes was $18,811,184.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of December 31, 2014 the balance on these five notes was $9,188,776.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its seven manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

The Sunshine Village, Ardmor Village and Camelot Manor Properties were acquired from affiliates of Genesis Associates Limited Partnership, the General Partner of the Partnership (the "General Partner"). The other six communities were purchased from unaffiliated third parties, of which two have been sold as of December 31, 2014. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decision, the General Partner and Consultant will consider relevant factors including current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

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

As part of this process, management may consult with the Regional Vice President for each Property, the Consultant for the Fund, industry experts, real estate brokers, and the appraiser (currently Cushman & Wakefield) of the Fund’s Properties.

For 2014, Management performed the aforementioned analyses and determined that it was in the best interest of the Limited Partners to list for sale the El Adobe property in Las Vegas, NV and to hold all the remaining Properties through 2015. Management made a recommendation to the Board of Directors and the Consultant regarding the sale of El Adobe; the Board and Consultant both approved the recommendation to put the property on the market for sale.

As a result, a Request for Proposal was prepared and sent to three nationally recognized real estate brokerage companies. All three submitted a proposal, and after review by management, the firm of ARA Realty Advisors was selected. The marketing material is being prepared and management expects the El Adobe property to be marketed for sale in mid-February. In order to enter into a Purchase Sale Agreement for El Adobe, the Board and Consultant must approve the transaction. Management expects to provide additional information in subsequent quarters. Management intends to use the net proceeds of a sale, should it occur, to make distributions to Limited Partners and add to the liquidity of the Fund.

In general, in order to determine whether to sell a Property in a particular year, management evaluates numerous factors, including, but not limited to, the following:

1.	Macro-economic conditions
2.	National commercial real estate markets
3.	Local commercial real estate markets
4.	Real estate lending market
5.	Interest rates
6.	Capitalization rates
7.	Mortgage loan requirements for existing first mortgages
8.	Prepayment penalties
9.	Federal income tax implications
10.	Appraised values of the Properties
11.	Net proceeds of a sale

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

The next factor is the state of the national commercial real estate market. This analysis looks at the level of real estate values and the volume of purchase/sale activity as measured by the nation’s largest commercial real estate brokers. This market has also seen improvement, primarily as a result of lower interest rates.

The local real estate market is also evaluated, which extracts the local market from the national data, as there are usually pockets of strength or weakness relative to a broader market as measured by the entire country. The local market for each Property is considered; for example, Dutch Hills and Stonegate are more affected by the Lansing, Michigan market more than the national market. Real estate values have firmed in most major markets around the country.

The availability of commercial real estate loans, in other words the lending market, has a large impact on the value of the Properties. Most buyers will need financing from a commercial bank, conduit lender or commercial finance company in order to close on the purchase of a Property.

Overall interest rates are a critical component to loan terms and impact capitalization rates. Potential buyers are evaluating alternative investments, rates of return, and risk. Buyers obtain capital from investors and lenders, and both of those constituents are evaluating all of their alternatives. Interest rates remain at historically low levels due to the actions of the Federal Reserve Bank of the United States and other macro-economic and international factors. Lower interest rates create rising property values, in general, and this is one major reason management has elected to offer El Adobe for sale, and thereby capture the value.

In addition to market data, management also examines the terms of the existing first mortgage on the Fund’s Properties to evaluate, for example, if the loans can be pre-paid without penalties. El Adobe does have a prepayment penalty on its first mortgage loan; management will consider that when evaluating any offers.

Tax implications are also an important factor, since the decision to sell is based on the after-tax distributions to Limited Partners. The Fund’s accounting firm is consulted regarding tax implications in order to determine the after tax impact of a sale.

Finally, management always reviews the annual appraisals and discusses the market value computation with the appraiser. The appraiser consolidates many of the aforementioned factors into the appraisal report and thus is an independent source of information and analysis. Discussions with the Consultant for the Fund are also part of the evaluation process. Property specific conditions are also considered, such as recent capital expenditures, overall maintenance, the local market for manufactured home communities, other communities for sale, investor sentiment for the market, among others. In addition, the likely pool of buyers in the market is considered and discussed with national real estate brokers, who report brisk activity for manufactured home communities in general.

All of these factors are considered each year when deciding whether to sell or hold a Property for another year. Management feels that this annual process is appropriate as it provides stability for stakeholders and yet allows management to potentially take advantage of a strong market. Listing a Property for sale can create many issues, for example, residents and potential residents learn that a Property is for sale and it impacts their decision to stay or rent a home site. In some states, a Homeowners’ Association may have a Right of First Refusal. On-site managers are also affected, as they fear they may lose their job once a new owner takes possession. Thus, Management is careful to fully analyze the impacts of a putting a Property on the market and then ensuring a successful transaction in a reasonable timeframe. All of these issues have been reviewed with respect to El Adobe.

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

Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,157 housing sites competing with the Partnership’s Sunshine Village. The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,685 housing sites. The Partnership’s Camelot Manor competes with approximately twelve communities in the Grand Rapids, Michigan area offering approximately 2,578 housing sites. The Partnership’s Dutch Hills and Stonegate Manor compete with approximately eleven other communities in the Lansing, Michigan area offering approximately 3,583 housing sites. In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites and the Partnership’s El Adobe competes with seventeen other communities offering 5,578 home sites. The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

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

Employees

The Partnership employs three part-time employees to perform Partnership management and investor relations’ services. The Partnership retains an affiliate of the General Partner, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $25,000 to $50,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The manufactured housing industry is now in the eleventh consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

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

A hearing for Summary Judgment occurred on December 9, 2014 and we are still awaiting a ruling from the Court.  We remain confident in our position that the monthly fixed sewer charges for vacant sites is not equitable, however, Courts historically grant cities and counties wide discretion in the implementation of these charges.  El Adobe and the City of Las Vegas have mutually agreed to a stay on the date of a trial while we await the Court’s decision on the motions for Summary Judgment. Whatever the outcome, management does not believe the case will have a material impact on the Fund’s reported earnings or cash flow, as we are currently accruing for the expense and have budgeted for the cash flow outlay to pay the monthly charges if ultimately required.

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. In February 2015, the Properties were appraised at an aggregate fair market value of $51,750,000 plus cash reserves of $7,317,400 as of December 31, 2014. Assuming a sale of the seven properties at February 1, 2015, at the appraised value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $29,514,940 or $8.93 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2014, the Partnership had 2,443 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Distribution per
Limited Partnership Unit
Quarter Ended
March 31, 2014	$0.08
June 30, 2014	$0.08
September 30, 2014	$0.08
December 31, 2014	$0.08
March 31, 2013	$0.08
June 30, 2013	$0.08
September 30, 2013	$0.62
December 31, 2013	$0.08

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2014 the balance on these notes was $18,811,184.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of December 31, 2014 the balance on these five notes was $9,188,776.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361; 2019 - $869,465 and thereafter - $24,064,655.

The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations, mortgage refinancings, or from property sales in order to maintain capital reserves. As of December 31, 2014, the Partnership had $7,317,400 in cash balances.

Results of Operations

Distributions

For the year ended December 31, 2014, the Partnership made distributions to the Unit Holders of $1,057,084, which is equal, on an annualized basis, to a 2.0% return on their adjusted capital contributions ($0.32 per $17.11 Unit). Distributions paid to Unit Holders for years 2013 and 2012 were $2,840,913 and $1,057,084, respectively.

The distributions paid in 2014 were less than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $4,595,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2014 was approximately $71,735,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2014, the unpaid amount to be distributed to the General Partner was approximately $13,420,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2014, net loss was $107,728, compared to net loss of $599,278 for the year ended December 31, 2013. Gross revenue was $8,387,392 and $7,974,154, in 2014 and 2013, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of approximately $312,000 and $304,000 in 2014 and 2013 respectively, to perform partnership management and investor relation services for the Partnership.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's seven remaining properties had a combined average occupancy of 48% for the years ended December 31, 2014, and 2013. The average monthly rent (not weighted average) was approximately $523 per home site for the year ended December 31, 2014, as compared to $519 for the year ended December 31, 2013. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total
	Sites	Occupied Sites		Occupancy Rate		Average Rent
		2014	2013	2014	2013	2014	2013
Ardmor Village	339	150	148	44%	44%	$554	$539
Camelot Manor	335	114	109	34%	33%	424	424
Dutch Hills	278	106	105	38%	38%	428	428
El Adobe	367	167	170	46%	46%	561	561
Stonegate Manor	308	102	103	33%	33%	418	418
Sunshine Village	356	253	256	71%	72%	643	627
West Valley	421	296	301	70%	72%	636	636
Overall	2,404	1,188	1,192	48%	48%	$523	$519

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2014 and 2013.

	GROSS REVENUE		NET OPERATING INCOME AND NET LOSS
	2014	2013	2014	2013
Ardmor Village	$1,026,616	$976,702	$622,919	$515,110
Camelot Manor	802,020	737,198	296,239	251,020
Dutch Hills	675,898	656,402	212,619	207,876
El Adobe	975,333	939,870	331,691	375,280
Stonegate Manor	675,570	660,289	173,503	141,319
Sunshine Village	1,811,306	1,699,915	791,249	820,179
West Valley	2,397,441	2,293,910	1,579,564	1,590,885
	8,364,184	7,964,286	4,007,784	3,901,669
Partnership Management Income and Expense	$23,208	$9,868	(573,227)	(629,204)

Other Expenses			(340,212)	(385,323)

Interest Expense			(1,532,954)	(1,778,592)

Depreciation			(1,669,119)	(1,707,828)

TOTAL	$8,387,392	$7,974,154	$(107,728)	$(599,278)

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

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Total revenues increased $413,238 to $8,387,392 in 2014, compared to $7,974,154 in 2013. This was mainly due to increased lease home income, and increased home sale activity. Rental income also increased as a result of higher market rental rates in 2014.

The Partnership’s operating expenses decreased $78,312 to $8,495,120 in 2014, compared to $8,573,432 in 2013. This was mainly due to increased administrative expenses and costs associated with increased home sale activity. These were offset by decreases in property taxes due to refunds received for the current year, and a reduction in interest expense compared to 2013, which included the write off of certain unamortized finance costs as a result of the 2013 refinancing disclosed above. In addition, costs associated with the relocation program at Sunshine Village that did not meet capitalization threshold were charged to expense as incurred in 2013.

As a result of the aforementioned factors, The Partnership experienced a net loss of $107,728 in 2014 compared to net loss of $599,278 in 2013.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Unit Holders along with a description of the actions taken by the General Partner to respond to the events.

Industry conditions have improved modestly, allowing for slightly increased home sales activity. However, the overall sales volume is not sufficient to increase occupancy significantly, and the average sales price is relatively low as most of the homes sold are pre-owned as opposed to new. The lease home program, on the other hand, has been fairly successful, at all three Michigan properties especially, and the leasing income has provided additional cash flow and a good return on the investment of the lease home inventory.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2014 the balance on these notes was $18,811,184.

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

Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of December 31, 2014 the balance on these five notes was $9,188,776.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. As of December 31, 2013, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $901,732, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. At December 31, 2014, $330,595 remains unamortized.

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

Notes Payable: At December 31, 2014 the Partnership had notes payable outstanding in the amount of $27,999,960, collateralized by the seven remaining properties within the Partnership. Interest on these notes is accrued at a fixed rate of 5.00% or 5.09% as a result of the refinancing and interest rate re-set options executed during 2013.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2014 and 2013, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(iii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2014 and 2013.

(iv)	Consolidated Statements of Partners' Equity for the fiscal years ended December 31, 2014 and 2013.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014 and 2013.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 65, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Jody Burttram, 54, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, formerly Szepytowski, 51, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Kehrig became the Principal Financial Officer.

Roger Zlotoff, 54, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations because distributions were approximately $4,595,000 less than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2014, approximately $247,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2014 was $13,420,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $71,735,000, as of December 31, 2014, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2014. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $417,000. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $312,000 during 2014 to perform partnership management and investor relation services for the Partnership. It is anticipated comparable amounts will be paid in the next fiscal year. Uniprop Homes, Inc., a related entity, received commissions totaling $13,385 in 2014 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2014.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2014 and 2013 were as follows.

	2014	2013
(1) Audit Fees	$71,000	$73,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$19,800	$24,000
(4) All Other Fees	$0	$0
(5) Total	$90,800	$97,000

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees: pertain to services performed for tax compliance and tax consulting, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2014 and 2013 were pre-approved by the Independent Director of the General Partner.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2014 and 2013

(iii)	Statements of Operations for the fiscal years ended December 31, 2014 and 2013.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2014 and 2013.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2014 and 2013.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 3, 2013.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term Sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 26, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 10-Q that was filed on November 13, 2013.

10(r)	Mortgage Notes made as of July 18 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2015.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 17, 2015

By:	/s/ Susann Kehrig	By:	/s/ Roger I. Zlotoff
	Susann Kehrig		Roger I. Zlotoff
	Principal Financial Officer		Principal Executive Officer
	(Vice President Finance of		(President & Chief Executive Officer of
	Uniprop, Inc.)		Uniprop, Inc.)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on June 3, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on July 26, 2013.

10(r)	Mortgage Notes made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.	Incorporated by reference to the Form 10-Q filed on November, 13, 2013.

99.1	Letter summary of the estimated fair market values of the Partnership's seven manufactured housing communities, as of February 1, 2015.	Filed herewith.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

-34-

Report of Independent Registered Public Accounting Firm

To the Partners

Uniprop Manufactured Housing Communities

Income Fund II

(a Michigan limited partnership)

We have audited the accompanying consolidated balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) (the “Partnership”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 13, 2015

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Balance Sheets

December 31,	2014	2013

Assets

Property and Equipment
Buildings and improvements	$42,772,228	$42,431,157
Land	8,952,937	8,952,937
Manufactured homes and improvements	5,366,489	4,275,639
Furniture and equipment	693,433	678,866

	57,785,087	56,338,599
Less accumulated depreciation	37,643,771	35,974,653

Net Property and Equipment	20,141,316	20,363,946

Cash	7,317,400	8,584,140
Unamortized financing costs - net	927,256	1,013,113
Deferred home relocation costs - net	330,595	605,239
Other assets	959,623	841,522

	$29,676,190	$31,407,960

Liabilities and Partners’ Equity

Notes payable	$27,999,960	$28,674,370
Accounts payable	144,242	52,932
Other liabilities	538,151	522,009

Total Liabilities	28,682,353	29,249,311

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	575,857	1,739,592
General partner	417,980	419,057

Total Partners’ Equity	993,837	2,158,649

	$29,676,190	$31,407,960

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Operations

Year Ended December 31,	2014	2013
Revenue
Rental	$7,158,130	$7,020,241
Home sale income	253,178	103,606
Other	976,084	850,307

	8,387,392	7,974,154

Operating Expenses
Administrative	2,754,485	2,595,338
Property taxes	623,600	816,566
Utilities	623,452	593,071
Property operations	1,054,023	974,461
Depreciation	1,669,119	1,707,828
Interest	1,532,954	1,778,592
Home sale expense	237,487	107,576

	8,495,120	8,573,432

Net Loss	$(107,728)	$(599,278)

Total (Loss) Per Limited Partnership Unit	$(.03)	$(.18)

Distributions Per Limited Partnership Unit	$.32	$.86

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Loss Allocable to General Partner	$(1,077)	$(5,993)

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Partners’ Equity

Years Ended December 31, 2014 and 2013

	General
	Partner	Unit Holders	Total

Balance, January 1, 2013	$425,050	$5,173,790	$5,598,840

Distributions to unit holders	-	(2,840,913)	(2,840,913)

Net loss for the year	(5,993)	(593,285)	(599,278)

Balance, December 31, 2013	419,057	1,739,592	2,158,649

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net loss for the year	(1,077)	(106,651)	(107,728)

Balance, December 31, 2014	$417,980	$575,857	$993,837

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013

Cash Flows From Operating Activities
Net loss	$(107,728)	$(599,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,669,119	1,707,828
Amortization and write-off of deferred financing costs	85,858	232,121
Amortization of home relocation costs	276,144	209,464
Payment of home relocation costs	(1,500)	(814,703)
(Gain) loss on sale of manufactured homes	(15,692)	4,060
(Increase) decrease in other assets	(118,101)	238,201
Increase in accounts payable	91,310	25,028
Increase (decrease) in other liabilities	16,142	(46,821)

Net Cash Provided By Operating Activities	1,895,552	955,900

Cash Flows From Investing Activities
Purchase of property and equipment	(355,640)	(136,810)
Investment in manufactured homes and improvements	(1,328,336)	(1,174,458)
Proceeds from sale of manufactured homes	253,178	103,516

Net Cash Used In Investing Activities	(1,430,798)	(1,207,752)

Cash Flows From Financing Activities
Distributions to unit holders	(1,057,084)	(2,840,913)
Repayments of notes payable	(674,410)	(12,084,563)
Proceeds from notes payable refinancing	-	19,320,000
Payments of deferred financing costs	-	(676,321)

Net Cash (Used In) Provided By Financing Activities	(1,731,494)	3,718,203

Net (Decrease) Increase In Cash	(1,266,740)	3,466,351
Cash, at beginning of year	8,584,140	5,117,789

Cash, at end of year	$7,317,400	$8,584,140

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of seven manufactured housing communities (the “properties”) at December 31, 2014, and 2013, located in Florida, Michigan, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. The general partner is Genesis Associates Limited Partnership (“General Partner”).

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased its original nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner. One property was sold in 2007 and one was sold in 2008 leaving a total of seven properties on December 31, 2014.

In connection with the refinancing discussed in Note 2, to satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of two of the properties was transferred into bankruptcy remote special purpose entities. The fee title to the Sunshine Village real property is now held by Sunshine Village MHP, LLC. The fee title to the West Valley real property is now held by West Valley MHP, LLC. Both of these entities are wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership. Sunshine Village MHP, LLC, West Valley MHP, LLC and IF II, Holdings, LLC are all disregarded entities for federal income tax purposes. The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership.

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

Accumulated depreciation on continuing properties for tax purposes was approximately $36,841,000 and $35,904,000 as of December 31, 2014 and 2013, respectively.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements are stated at the lower of cost or fair value based on the specific identification method. Manufactured homes and improvements include homes that are vacant and held for sale and occupied lease homes. As of December 31, 2014, there were 171 homes, of which 147 were occupied lease homes valued at approximately $4,520,000 and 24 homes available for sale valued at approximately $846,000. As of December 31, 2013, there were 155 homes, of which 129 were occupied lease homes valued at approximately $3,178,000 and 26 homes available for sale valued at approximately $1,218,000. The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition. Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value. Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception. Depreciation expense related to these homes for the years ended December 31, 2014 and 2013 was $120,000 and $160,000, respectively. Accumulated depreciation as of December 31, 2014 and 2013 was $320,000 and $200,000, respectively.

Financing Costs

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing described in Note 2 below, which is being amortized over the life of the new mortgage notes payable. This included a 1% fee payable to an affiliate of the General Partner.

Amortization and write off of deferred financing costs totaled $85,858 and $232,121 for December 31, 2014 and 2013, respectively. Unamortized deferred financing costs in the amount of $179,375 related to the mortgage notes payable that were refinanced were written off in 2013 and included in amortization expense. Amortization expense is included in interest expense in the consolidated statement of operations.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Deferred Home Relocation Costs

The Partnership initiated the Sunshine Village Paid Home Relocation Program (the “Program”) during 2013. The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Partnership incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized over the life of the residents’ three year rental periods. Amortization of these costs recognized for the years ended December 31, 2014 and 2013 totaled $276,144 and $209,464, respectively, and has been recorded as a reduction to rental revenue.

Notes Receivables

The Company provides financing options for certain tenants executing home purchases. Tenant financing loan receivables, referred to as home loan contracts, are periodically evaluated for collectability based on past credit history with tenants and their current financial condition.

The need for an allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, adverse situations that may affect the borrowers’ ability to repay, estimated value of the underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Financing loans receivable are placed on nonaccrual status when they become 30 or more days past due. The Partnership considers the notes delinquent upon maturity without satisfaction of the outstanding balance, per the terms of the note agreement.

Notes receivable are reported at cost and are included in Other Assets on the consolidated balance sheet. Notes receivable totaled $459,312 and $377,396 at December 31, 2014 and 2013, respectively. Interest is recognized according to the terms of the note.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect the balance either through the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement or through settlement with the borrower by surrender of collateral. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. As of December 31, 2014 and 2013, no allowance for loan losses was recorded as all amounts were deemed collectible.

Revenue Recognition

Rental income attributable to home site leases is recorded when due from the lessees. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sale transaction.

Other Revenue

Other revenue consists of home lease income, interest income, rental late fees, utility charges and miscellaneous income. Income from utility charges is recognized based upon actual monthly usage.

Income Taxes

Federal income tax regulations and state income tax regulations in the states in which the Partnership operates provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

2. Notes Payable	During 2008, the Partnership executed notes payable to StanCorp Mortgage Investors, LLC in the aggregate amount of $23,225,000 secured by the seven properties of the Partnership. The mortgages are payable in monthly installments of interest and principal through September 2033. In connection with the 2008 mortgage debt, the Partnership incurred $693,798 in financing costs as a result of the refinancing which were deferred and amortized over the life of the mortgages of 25 years.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Effective July, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgage notes payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada with a new lender, Cantor Commercial Real Estate. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2014 and 2013, the balance on these notes was $18,811,184 and $19,196,759, respectively.

Effective September, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of December 31, 2014 and 2013, the balance on these five notes was $9,188,776 and $9,447,611, respectively.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the life of the loans. These costs included a 1% fee payable to a Uniprop AM LLC, an affiliate of the General Partner. Unamortized finance costs of $179,395 related to the mortgage notes payable that were refinanced were written off during 2013. Additionally, the Partnership incurred a fee with StanCorp totaling $72,020 related to the refinancing, which has been reflected as part of interest expense on the statement of operations.

In connection with the refinancing of the two mortgage notes payable discussed above, a guaranty of recourse obligations was put in place by Roger Zlotoff, President of Uniprop AM, LLC and his spouse. The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff related to this agreement.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2015 - $709,585; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361; 2019 - $869,465 and thereafter - $24,064,655.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, “Other Assets” includes cash of approximately $243,000 and $201,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s notes payable agreements. This cash is restricted from operating use.

3. Related Party Transactions	Management Agreement

The Partnership has an agreement with Uniprop AM LLC, an affiliate of the General Partner, to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

During the years ended December 31, 2014 and 2013, Uniprop AM LLC earned property management fees of approximately $417,000 and $402,000 in 2014 and 2013, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership was owed $2,500 and $14,900 by Uniprop AM LLC at December 31, 2014 and 2013, respectively, for previously overpaid fees.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $312,000 and $304,000 during 2014 and 2013, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $13,400 and $7,300 in 2014 and 2013, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the Partnership in the sale of new and pre-owned homes to property residents.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties acquired by the Partnership in 1987 and is entitled to contingent consideration that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the related properties, and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

4. Reconciliation of	Year Ended December 31,	2014	2013
Financial Statement
Income and Taxable Income	Loss per the financial statements	$(107,728)	(599,278)

	Adjustments to depreciation for difference in methods	(162,392)	(382,773)

	Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes, and tangible property regulations adoption	(705,460)	194,266

	Income (Loss) Per the Partnership’s Tax Return	$(975,580)	(787,785)

5. Partners’ Capital	Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

Annual distributable cash from operations was less than the amount required for the annual 10% preferred return to the unit holders by approximately $4,595,000 and $2,811,000, in 2014, and 2013, respectively. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $71,735,000 as of December 31, 2014 has been distributed to the unit holders.

At December 31, 2014, the general partner’s cumulative incentive management interest to be distributed was approximately $13,420,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2015.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

6. Supplemental Cash Flow Information 7. Subsequent Event

Interest paid during 2014 and 2013 was approximately $1,450,000, and $1,469,000, respectively.

The El Adobe property located in Las Vegas, Nevada was listed for sale with a broker subsequent to the year ended December 31, 2014. On February 17, 2015, the property was listed for sale with

ARA Realty Advisors. The price and terms of the sale are as follows: the listing price is unpriced; the commission to the broker is three percent, unless there is an outside broker, and then an additional one percent will be added to the commission; and the listing period will expire on July 30, 2015.

As described in the 10K, management performs a strategic review of each Property in the Partnership in conjunction with the preparation of the next year annual operating budget. The strategic review analyzes numerous factors, including occupancy, revenue, expenses, capital expenditures, mortgage debt, and cash flow. Management evaluates the “highest and best use” of each Property and the “sell versus hold” decision, which considers whether or not to put a Property on the market. As part of this process, management may consult with the Regional Vice President for each Property, the Consultant for the Fund, industry experts, real estate brokers, and the appraiser (currently Cushman & Wakefield) of the Fund’s Properties.

For 2014, Management performed the aforementioned analyses and determined that it was in the best interest of the Limited Partners to list for sale the El Adobe property in Las Vegas, Nevada and to hold all the remaining Properties through 2015. Management made a recommendation to the Board of Directors and the Consultant regarding the sale of El Adobe; the Board and Consultant both approved the recommendation to put the property on the market for sale. At this time the manner and timing of a potential sale is unknown.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

The carrying amounts of the major classes of assets and liabilities of El Adobe as of December 31, 2014 are as follows: Total Assets of $2,596,859 consist of Current Assets of $22,182 and Fixed Assets of $8,324,391 less Accumulated Depreciation of $5,749,714. Total Liabilities of $3,539,074 consist of Current Liabilities of $134,179 and Long Term Liabilities of $3,404.895.

8. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2013 through December 31, 2014:

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$2,163	$2,100	$2,037	$2,087

Income (Loss) from Operations	$15	$(107)	$(66)	$50

Income (Loss) Per Limited Partnership Unit from Operations	$.00	$(.03)	$(.02)	$.02

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,

Revenues From Operations	$1,991	$1,977	$2,007	$1,999

(Loss) from Operations	$(48)	$(74)	$(301)	$(176)

(Loss) Per Limited Partnership Unit from Operations	$(.01)	$(.02)	$(.09)	$(.05)

Uniprop Manufactured

Housing Communities Income Fund II

(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2014

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Ardmor Village
(Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,509,583	$1,067,373	$5,762,594	$6,829,967	$4,804,875	1987	30 years

Sunshine Village	4,183,407	1,215,862	4,875,878	-	775,202	1,215,862	5,651,080	6,866,942	4,897,787	1987	30 years
(Davie, FL)

Camelot Manor	1,045,852	918,949	3,681,051	-	1,324,690	918,949	5,005,741	5,924,690	4,238,878	1987	30 years
(Grand Rapids, MI)

Dutch Hills	1,419,369	839,693	3,358,771	41,526	999,778	881,219	4,358,549	5,239,768	3,719,163	1987	30 years
(Haslett, MI)

Stonegate Manor	1,095,653	930,307	3,721,229	40,552	1,072,682	970,859	4,793,911	5,764,770	4,001,230	1987	30 years
(Lansing, MI)

El Adobe	3,884,592	1,480,000	5,920,000	39,964	524,399	1,519,964	6,444,399	7,964,363	5,714,688	1988	30 years
(Las Vegas, NV)

West Valley	8,466,419	2,289,700	9,158,800	89,011	1,597,155	2,378,711	10,755,955	13,134,666	9,335,789	1988	30 years
(Las Vegas NV)

	$23,133,242	$8,737,764	$34,968,740	$215,173	$7,803,489	$8,952,937	$42,772,229	$51,725,166	$36,712,410

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Schedule III

December 31, 2014

1. Reconciliation of Land	The following table reconciles the land from January 1, 2013 to December 31, 2014:

	2014	2013

Balance, at January 1	$8,952,937	$8,952,937

Cost of land sold	-	-

Balance, at December 31	$8,952,937	$8,952,937

2. Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2013 to December 31, 2014:

	2014	2013

Balance, at January 1	$42,431,157	$42,238,042

Additions to buildings and improvements	341,072	193,115
Cost of assets sold	-	-

Balance, at December 31	$42,772,229	$42,431,157

3. Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2013 to December 31, 2014:

	2014	2013

Balance, at January 1	$35,185,515	$33,660,213

Current year depreciation expense	1,526,895	1,525,302
Accumulated depreciation on assets sold	-	-

Balance, at December 31	$36,712,410	$35,185,515

4. Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.