Form 10-Q
period 2015-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2015-05-08
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

As of March 31, 2015, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31,2015	December 31, 2014
	(Unaudited)
Properties:
Land	$7,432,973	$7,432,973
Buildings And Improvements	36,346,977	36,327,829
Furniture And Equipment	656,511	656,511
Manufactured Homes and Improvements	5,291,331	5,043,383
	49,727,792	49,460,696

Less Accumulated Depreciation	(32,261,094)	(31,894,057)
	17,466,698	17,566,639

Cash And Cash Equivalents	7,241,326	7,326,491
Unamortized Finance Costs	905,791	927,256
Deferred Home Relocation Costs	261,545	330,595
Other Assets	1,113,524	928,350
Asset Held for Sale	2,624,021	2,596,859

Total Assets	$29,612,905	$29,676,190

LIABILITIES & PARTNERS' EQUITY	March 31,2015	December 31, 2014
	(Unaudited)

Accounts Payable	$83,727	$36,457
Other Liabilities	655,431	511,757
Notes Payable	24,445,358	24,595,065
Liabilities of Asset Held for Sale	3,537,497	3,539,074

Total Liabilities	28,722,013	28,682,353

Partners’ Equity:
General Partner	419,593	417,980
Unit Holders	471,299	575,857

Total Partners' Equity	890,892	993,837

Total Liabilities And
Partners’ Equity	$29,612,905	$29,676,190

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

 A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)

Income:
Rental Income	$1,606,618	$1,568,651
Home Sale Income	19,796	139,404
Other	286,841	210,062

Total Income	$1,913,255	$1,918,117

Operating Expenses:
Administrative Expenses (Including $110,685 and $103,990, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2015 and 2014 Respectively)	644,308	604,676
Property Taxes	156,104	176,922
Utilities	130,861	121,400
Property Operations	184,184	177,329
Depreciation	367,037	360,290
Interest	332,164	339,410
Home Sale Expense	14,265	105,670

Total Operating Expenses	$1,828,923	$1,885,697

Income from Continuing Operations	$84,332	$32,420

Income (Loss) from Discontinued Operations	$76,994	($17,476)

Net Income	$161,326	$14,944

Income Per Unit:
Continuing Operations	0.03	0.01
Discontinued Operations	0.02	(0.01)

Total Income Per Unit	0.05	0.00

Distribution Per Unit:	0.08	0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Period Ending March 31, 2015 and 2014	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2014	$417,980	$575,857	$993,837
Distributions		(264,271)	(264,271)
Net Income	1,613	159,713	$161,326

Balance as of March 31, 2015	$419,593	$471,299	$890,892

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	March 31,2015	March 31,2014

Cash Flows From Operating Activities:
Net Income	$161,326	$14,944

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	367,037	414,987
Amortization of Financing Costs	21,464	21,464
Amortization of Home Relocation Costs	69,050	69,036
Payment of Home Relocation Costs	0	(1,500)
Gain on Sale of Manufactured Homes	5,533	29,685
Increase In Other Assets	(190,228)	(316,124)
Increase In Accounts Payable	71,944	36,616
Increase In Other Liabilities	145,024	122,562

Total Adjustments	489,824	376,726

Net Cash Provided By (Used In) Operating Activities	651,150	391,670

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(273,279)	(248,609)
Purchase of Property and Equipment	(19,147)	(8,512)
Proceeds from Sale of Manufactured Homes	19,798	139,455

Net Cash Used In Investing Activities	(272,628)	(117,666)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,271)	(264,271)
Payments On Notes Payable	(177,308)	(168,749)

Net Cash Used In Financing Activities	(441,579)	(433,020)

Decrease In Cash	(63,057)	(159,016)
Cash, Beginning	7,317,400	8,584,140

Cash, Ending	$7,254,343	$8,425,124

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2015 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At March 31, 2015, $261,545 remains unamortized.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2015 the balance on these notes was $18,708,365.

The Partnership also has five mortgage notes payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by the five remaining properties of the Partnership. These mortgages are payable in monthly installments of interest and principal through September 2033. Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of March 31, 2015 the balance on these five notes was $9,114,287.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2015 - $532,277; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361; 2019 - $869,465 and thereafter - $24,064,655.

3.	Asset Held for Sale:

A long-lived asset is required to be classified as “held for sale” in the period in which certain criteria are met. The Partnership classified real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.

During March 2015, the Board of Directors and Consultant approved a sale of the El Adobe Community located in Las Vegas, Nevada. Subsequent to the period end, as described in Form 8-K dated April 8, 2015, Uniprop Manufactured Housing Communities Income Fund II (the “Fund”) has entered into a Contract for Sale and Purchase of Real and Personal Property with a potential buyer for the sale of El Adobe, with an expected closing date in June 2015. Based on the information outlined, the Partnership has concluded that the property meets the criteria as an asset held for sale on the accompanying Balance Sheets. Similarly, the El Adobe community and associated financial results are classified as “discontinued operations” on the accompanying Statements of Operations.

The assets and liabilities related to the El Adobe community as of March 31, 2015 are as follows:

Total Assets of $2,624,021 consist of Current Assets of $49,344 and Fixed Assets of $8,324,391 less Accumulated Depreciation of $5,749,714. Total Liabilities of $3,537,497 consist of Current Liabilities of $160,203 and Long Term Liabilities of $3,377,294. The assets and liabilities related to the El Adobe community as of December 31, 2014 are as follows: Total Assets of $2,596,859 consist of Current Assets of $22,182 and Fixed Assets of $8,324,391 less Accumulated Depreciation of $5,749,714. Total Liabilities of $3,539,074 consist of Current Liabilities of $134,179 and Long Term Liabilities of $3,404.895.

The following is a summary of results of operations of the property classified as discontinued operations for the periods ended March 31, 2015 and 2014: Total Revenue was $265,555 and Total Operating Expenses were $188,561 for the period ended March 31, 2015. For the same period in 2014, Total Revenue was $244,847 and Total Operating Expenses were $262,323.

Total Cash Flows provided by Operating Activities of the property classified as discontinued operations for the periods ended March 31, 2015 and 2014 were $97,964 and $13,320, respectively.  In addition, Total Cash Flows used in Investing Activities of the property classified as discontinued operations for the periods ended March 31, 2015 and 2014 were $0, and $3,200, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2015 the balance on these notes was $18,708,365.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of March 31, 2015 the balance on these notes was $9,114,287.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the first quarter ended March 31, 2015. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2015, the Partnership’s cash balance amounted to $7,254,343. The level of cash balance maintained is at the discretion of the General Partner.

On April 7, 2015, the Partnership entered, into a Contract for Sale and Purchase of Real and Personal Property with Casa Feliz LLC for the sale of El Adobe, one of the Fund’s communities located in Las Vegas, Nevada for a selling price of $8,000,000, following an affirmative recommendation from the Consultant and approval of the Board of Directors. There is a forty-five (45) day Due Diligence period, with a subsequent Closing Date thirty (30) days upon expiration of the Due Diligence period. According to the most recent appraisal in February 2015, the community had a market value of $5,700,000. Net cash proceeds from the sale upon closing, are estimated to be approximately $3,500,000.

While the Fund’s management believes that the buyer is financially capable of completing the proposed transaction and fully intends to consummate the purchase, there can be no assurance that the closing will occur.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 49% at the end of March 2015, versus 48% at the end of March 2014. The average monthly homesite rent as of March 31, 2015 was approximately $534 versus $523 from March 2014 (average rent not a weighted average).

Total Occupied	Occupancy Average*	Capacity Sites	Rate	Rent
Ardmor Village	339	149	44%	$568
Camelot Manor	335	112	33%	433
Dutch Hills	278	107	38%	428
El Adobe	367	168	46%	574
Stonegate Manor	308	102	33%	418
Sunshine Village	356	255	72%	665
West Valley	421	291	69%	654

Total on 3/31/15:	2,404	1,184	49%	$534
Total on 3/31/14:	2,404	1,182	48%	$523

*Not a weighted average

	Gross Revenue		Net Operating Income (Loss) and Net Income
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
	three months ended		three months ended

Ardmor	$275,529	$249,559	$138,020	$110,332
Camelot Manor	202,125	223,956	88,247	89,641
Dutch Hills	175,990	163,480	67,699	57,766
Stonegate	173,720	171,463	50,784	44,121
Sunshine	484,153	509,070	246,196	217,576
West Valley	596,566	596,061	394,788	426,649
	1,908,083	1,913,589	985,734	946.085
Partnership Management	5,172	4,528	(144,946)	(149,496)
Other Expense	-	-	(57,255)	(64,469)

Interest Expense	-	-	(332,164)	(339,410)

Depreciation	-	-	(367,037)	(360,290)
Continuing Operations	$1,913,255	$1,918,117	$84,332	$32,420
Discontinued Operations	$265,555	$244,847	$76,994	($17,476)
	$2,178,810	$2,162,964	$161,326	$14,944

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

Comparison of Quarter Ended March 31, 2015 to Quarter Ended March 31, 2014

Gross revenues from continuing operations decreased slightly by $4,862 to $1,913,255 in 2015, from $1,918,117 in 2014. This was mainly due to decreased home sale income, which was offset by increased rental and other income. Gross revenues from discontinued operations increased by $20,708 to $265,555 in 2015 from $244,847 in 2014. This was mainly due to an increase in market rent value from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $56,774 to $1,828,923 in 2015, as compared to $1,885,697 in 2014. This was mainly due to decreased expenses associated with home sales, and property tax expense, offset by increases in administrative, utilities and property operations expenses. Total operating expenses from discontinued operations decreased $73,762 to $188,561 in 2015, as compared to $262,323 in 2014. This was mainly due to the discontinuance of depreciation expense as an Asset Held for Sale.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $84,332 for the first quarter of 2015 compared to Net Income of $32,420 for the first quarter of 2014. Net Income from discontinued operations for the first quarter of 2015 was $76,994, compared to a Net Loss of $17,476 for the same period in 2014.

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

Notes Payable: At March 31, 2015 the Partnership had notes payable outstanding in the amount of $27,822,652. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the five remaining notes is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A hearing was held before Judge Stefany Miley on December 9, 2014 in the District Court of Clark County, Nevada. The Plaintiff is Uniprop Manufactured Housing Income Fund II on behalf of El Adobe, and the Defendant is the City of Las Vegas.

On March 6, 2015 the Court issued the following orders:

Court orders Defendant’s Motion for Summary Judgement GRANTED as to the dismissal of Plaintiff’s Equal Protection Claim and General Applicability Clause claim;

Court finds a genuine issue of material fact exists as to whether assessing a service fee on a capped sewer line with no occupant does qualify as a service fee;

Court orders Defendants Motion for Summary Judgment DENIED as to the dismissal of Plaintiff’s claim that the city’s sewer billing procedure conflicts with the City charter;

Court orders Plaintiff’s Motion for Summary Judgment DENIED as to the claim that the subject provisions of Section 14.04 of the City Code violate the Equal Protection Clause of the 14th Amendment of the U. S. Constitution as applied to vacant sites in manufactured home communities;

Court orders Plaintiff’s Motion for Summary Judgment DENIED as to the claim that the subject provisions of Section 14.04 of the City Code violate the General Applicability Clause of Article 4, Section 21 of the Nevada State Constitution as applied to vacant sites in manufactured home communities.

Court orders the Plaintiff’s Motion for Summary Judgement DENIED as to the claim that the provisions of Section 14.04 of the City Code identified herein are invalid because they are not authorized by Section 2.290(3) of the Las Vegas city charter.

In summary, the Court denied three of the Plaintiff’s Motions for Summary Judgment, however, the Court found a “genuine issue of material facts exists as to whether assessing a service fee on a capped sewer line with no occupant does qualify as a service fee”, and denied the Defendant’s Motion for Summary Judgment on that issue.

We believe our claim still has merit and that the Court allowed us a narrow avenue to pursue a claim regarding a service fee on a vacant site for which Plaintiff has already paid a connection fee, and no service is provided. Clark County reclamation, which provides sewer treatment to West Valley, has already agreed to waive the service fee for West Valley; Clark County reclamation also provides the treatment services for the City of Las Vegas at El Adobe, but the City is the intermediary between El Adobe and Clark County Reclamation. We expect to have a trial in July or August of this year.

During the litigation, the City of Las Vegas has placed liens on El Adobe for unpaid sewer service fees. El Adobe has accrued those fees on its financial statements, and management has made arrangements to pay those fees in full, if necessary, in order to close on the sale of El Adobe pursuant to the Purchase and Sale Agreement with Casa Feliz, LLC. Management also made provisions in the Purchase and Sale Agreement for El Adobe to deal with the costs and potential future benefits of the litigation in the event that a sale of the community closes before the outcome of the trial is known.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 8, 2015

- 14 -