Form 10-Q
period 2015-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2015-08-13
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

As of June 30, 2015, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30,2015	December 31, 2014
	(Unaudited)
Properties:
Land	$4,661,946	$4,661,946
Buildings And Improvements	22,218,906	22,199,759
Furniture And Equipment	343,996	343,996
Manufactured Homes and Improvements	2,620,326	2,350,758
	29,845,174	29,556,459

Less Accumulated Depreciation	(20,104,267)	(19,629,412)
	9,740,907	9,927,047

Cash And Cash Equivalents	7,064,660	7,383,116
Unamortized Finance Costs	884,326	927,256
Deferred Home Relocation Costs	192,494	330,595
Other Assets	1,065,175	635,326
Assets Held for Sale	10,427,046	10,472,850

Total Assets	$29,374,608	$29,676,190

LIABILITIES & PARTNERS' EQUITY	June 30,2015	December 31, 2014
	(Unaudited)

Accounts Payable	$66,642	$27,056
Other Liabilities	478,502	339,417
Notes Payable	21,228,861	21,473,993
Liabilities of Assets Held for Sale	6,939,454	6,841,887

Total Liabilities	28,713,459	28,682,353

Partners' Equity:
General Partner	419,939	417,980
Unit Holders	241,210	575,857

Total Partners' Equity	661,149	993,837

Total Liabilities And
Partners' Equity	$29,374,608	$29,676,190

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Income:
Rental Income	$2,414,221	$2,361,001	$1,201,201	$1,177,040
Home Sale Income	5,112	76,838	5,107	2,001
Other	263,801	217,737	115,407	117,315

Total Income	2,683,134	2,655,576	1,321,715	1,296,356

Operating Expenses:
Administrative Expenses
(Including $218,463, $207,493, $107,778 and $103,990, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2015 and 2014, respectively)	921,313	857,850	469,983	426,427
Property Taxes	207,600	233,400	103,800	116,700
Utilities	151,369	131,567	75,410	65,323
Property Operations	246,161	290,472	108,902	162,639
Depreciation	474,855	469,025	237,427	234,132
Interest	587,781	599,932	294,420	300,562
Home Sale Expense	2,000	69,194	2,000	4,576

Total Operating Expenses	2,591,079	2,651,440	1,291,942	1,310,359

Income from Continuing Operations	$92,055	$4,136	$29,773	$(14,003)

Income (Loss) from Discontinued Operations	$103,799	$(95,886)	$4,755	$(92,691)

Net Income	$195,854	$(91,750)	$34,528	$(106,694)

Income Per Unit:
Continuing Operations	$0.03	$0.00	$0.01	$0.00
Discontinued Operations	$0.03	$(0.03)	$0.00	$(0.03)

Total Income Per Unit	$0.06	$(0.03)	$0.01	$(0.03)

Distribution Per Unit:	$0.16	$0.16	$0.08	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership
Interest Outstanding During The Six and Three Month Period Ended June 30, 2015 and 2014.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2014	$417,980	$575,857	$993,837
Distributions	0	(528,542)	(528,542)
Net Income	1,959	193,895	195,854

Balance as of June 30, 2015	$419,939	$241,210	$661,149

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	June 30,2015	June 30,2014

Cash Flows From Operating Activities:
Net Income	$195,854	$(91,750)

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	733,999	829,062
Amortization of Financing Costs	42,929	42,929
Amortization of Home Relocation Costs	138,101	138,072
Payment of Home Relocation Costs	0	(1,500)
Gain on Sale of Manufactured Homes	18,067	23,852
Increase In Other Assets	(471,882)	(556,985)
Increase In Accounts Payable	119,114	95,734
Increase In Other Liabilities	263,596	231,083

Total Adjustments	843,924	802,247

Net Cash Provided By (Used In) Operating Activities	1,039,778	710,497

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(492,748)	(549,850)
Purchase of Property and Equipment	(19,147)	(94,860)
Proceeds from Sale of Manufactured Homes	46,276	211,928

Net Cash Used In Investing Activities	(465,619)	(432,782)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(528,542)	(528,542)
Payments On Notes Payable	(351,604)	(334,267)

Net Cash Used In Financing Activities	(880,146)	(862,809)

Decrease In Cash	(305,987)	(585,094)
Cash, Beginning	7,317,400	8,584,140

Cash, Ending	$7,011,413	$7,999,046

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2015 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At June 30, 2015, $192,495 remains unamortized.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2015 the balance on these notes was $18,609,493.

The Partnership also has five mortgage notes payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by the five remaining properties of the Partnership. These mortgages are payable in monthly installments of interest and principal through September 2033. Effective September 1, 2013, the available interest rate re-set option was accepted on the five remaining mortgage notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of June 30, 2015 the balance on these five notes was $9,038,863, of which $6,419,495 is classified as liabilities of assets held for sale.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2015 - $357,981; 2016 - $744,498; 2017 - $785,396; 2018 - $826,361; 2019 - $869,465 and thereafter - $24,064,655.

3.	Asset Held for Sale:

A long-lived asset is required to be classified as “held for sale” in the period in which certain criteria are met. The Partnership classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.

During March 2015, the Board of Directors and Consultant approved a sale of the El Adobe Community located in Las Vegas, Nevada. As described in Form 8-K dated April 8, 2015, the Partnership has entered into a Contract for Sale and Purchase of Real and Personal Property with a potential buyer for the sale of El Adobe, with an expected closing date in June 2015.

As described in the Form 8-K dated June 8, 2015, this buyer terminated the contract prior to the expiration of the investigation period. The Fund has entered into a new Contract for Sale and Purchase of Real and Personal Property with another buyer for the sale of El Adobe, with an expected closing date in third quarter 2015.

As described in the Form 8-K dated June 23, 2015, the Partnership has entered into a Contract for Sale and Purchase of Real and Personal Property with a potential buyer for the sale of Camelot Manor, Dutch Hills and Stonegate, all communities which are located in Michigan, with an expected closing date in late August 2015.

Based on the information outlined, the Partnership has concluded that these properties meet the criteria as an asset held for sale on the accompanying Balance Sheets. Similarly, the communities and associated financial results are classified as “discontinued operations” on the accompanying Statements of Operations.

The assets and liabilities related to the communities classified as “assets held for sale” as of June 30, 2015 are as follows: Total Assets of $10,427,046 consist of Current Assets of $313,083 and Fixed Assets of $28,387,466 less Accumulated Depreciation of $18,273,503. Total Liabilities of $6,939,454 consist of Current Liabilities of $519,959 and Long Term Liabilities of $6,419,495.

The assets and liabilities related to the “assets held for sale” as of December 31, 2014 are as follows: Total Assets of $10,472,850 consist of Current Assets of $258,581 and Fixed Assets of $28,228,628 less Accumulated Depreciation of $18,014,359. Total Liabilities of $6,841,887 consist of Current Liabilities of $315,920 and Long Term Liabilities of $6,525.967.

The following is a summary of results of operations of the properties classified as “discontinued operations” for the six month periods ended June 30, 2015 and 2014: Total Revenue was $1,620,393 and Total Operating Expenses were $1,516,594 for the period ended June 30, 2015. For the same period in 2014, Total Revenue was $1,604,190 and Total Operating Expenses were $1,700,076.

The following is a summary of results of operations of the properties classified as “discontinued operations” for the three months periods ended June 30, 2015 and 2014: Total Revenue was $803,002 and Total Operating Expenses were $798,247 for the period ended June 30, 2015. For the same period in 2014, Total Revenue was $800,446 and Total Operating Expenses were $893,137.

Total Cash Flows provided by Operating Activities of the properties classified as “discontinued operations” for the periods ended June 30, 2015 and 2014 were $539,904 and $322,902. In addition, Total Cash Flows used in Investing Activities of the properties classified as “discontinued operations” for the periods ended June 30, 2015 and 2014 were $0, and $3,200, respectively.

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

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2015 the balance on these notes was $18,609,493.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

Effective September 1, 2013, the interest rate re-set option was accepted on the five remaining notes with StanCorp. The new rate on these five notes is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of June 30, 2015 the balance on these notes was $9,038,863.

On April 7, 2015, the Partnership entered, into a Contract for Sale and Purchase of Real and Personal Property with Casa Feliz LLC for the sale of El Adobe, one of the Fund’s communities located in Las Vegas, Nevada. As allowed under the contract, Casa Feliz LLC terminated the contract prior to the expiration of the investigation period. Casa Feliz LLC has no further obligations of any kind to the Fund and has satisfied all the conditions for return of the earnest money deposit.

On June 8, 2015, the Fund entered into a new Contract for Sale and Purchase of Real and Personal Property with Lakeshore Communities Inc. for the sale of El Adobe for a selling price of $7,050,000, and a proposed closing date in the third quarter, 2015. Net cash proceeds from the sale upon closing are estimated to be approximately $2,500,000.

On June 22, 2015, the Fund entered into a Contract for Sale and Purchase of Real and Personal Property with Meritus Communities, LLC for the sale of Camelot Manor, Dutch Hills and Stonegate, all communities which are located in Michigan for an unsolicited selling price of $14,200,000, following an affirmative recommendation from the Consultant and approval of the Board of Directors. A proposed closing date is expected in late August 2015. Net cash proceeds from the sale upon closing are estimated to be approximately $9,500,000.

While the Fund’s management believes that these buyers are financially capable of completing the proposed transactions and fully intends to consummate the purchases, there can be no assurance that the closings will occur.

The General Partner has decided to distribute $264,271, or $.08 per unit, to the unit holders for the second quarter ended June 30, 2015. The General Partner will continue to monitor cash flow generated by the Partnership’s seven properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2015, the Partnership’s cash balance amounted to $7,011,413. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's seven properties reported combined occupancy of 48% at the end of June 2015 versus 48% at the end of June 2014. The average monthly homesite rent as of June 30, 2015 was approximately $534; versus $523 from June 2014 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Ardmor Village	339	147	43%	$568
Camelot Manor	335	111	33%	433
Dutch Hills	278	107	38%	428
El Adobe	367	164	45%	574
Stonegate Manor	308	104	33%	418
Sunshine Village	356	255	71%	665
West Valley	421	290	72%	654

Total on 6/30/15:	2,404	1,178	48%	$534
Total on 6/30/14:	2,404	1,182	48%	$523

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	6/30/2015	6/30/2014	6/30/2015	6/30/2014	06/30/2015	06/30/2014	06/30/2015	06/30/2014
	three months ended		three months ended		six months ended		six months ended

Ardmor	$265,678	$254,122	$133,562	$113,282	$541,207	$503,681	$271,582	$223,614
Sunshine	452,342	432,249	205,499	198,491	936,495	941,319	451,695	416,067
West Valley	600,427	596,364	399,350	416,058	1,196,992	1,192,427	794,138	842,707

	1,318,447	1,282,735	738,411	727,831	2,674,694	2,637,427	1,517,415	1,482,388
Partnership Management	3,266	13,621	(171,699)	(143,089)	8,438	18,149	(316,645)	(292,585)
Other Expense	—	—	(5,092)	(64,051)	—	—	(46,079)	(116,710)

Interest Expense	—	—	(294,420)	(300,562)	—	—	(587,781)	(599,932)

Depreciation	—	—	(237,427)	(234,132)	—	—	(474,855)	(469,025)

Continuing Operations	$1,321,713	$1,296,356	$29,773	$(14,003)	$2,683,132	$2,655,576	$92,055	$4,136

Discontinued Operations	$803,002	$800,446	$4,755	$(92,691)	$1,620,393	$1,604,190	$103,799	$(95,886)
	$2,124,715	$2,096,802	$34,528	$(106,694)	$4,303,525	$4,259,766	$195,854	$(91,750)

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

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Gross revenues from continuing operations increased $25,359 to $1,321,715 in 2015, from $1,296,356 in 2014. This was due to an increase in market rent value from the prior year. Gross revenues from discontinued operations increased $2,556 to $803,002 in 2015 from $800,446 in 2014. This was mainly due to increases in rental and other income offset by a decrease in home sale income.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $18,417, to $1,291,942 in 2015, as compared to $1,310,359 in 2014. This was mainly due to decreases in property tax, property operations, interest, and home sale expenses, offset by increases in administrative and utility expenses compared to the prior year. Total operating expenses from discontinued operations decreased $94,890 to $798,247 in 2015, as compared to $893,137 in 2014. This was mainly due to a decrease in home sale expense and the discontinuance of depreciation expense related to those properties classified as Assets Held for Sale.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $29,773 for the second quarter of 2015 compared to a Net Loss of $14,003 for the second quarter of 2014. Net Income from discontinued operations for the second quarter of 2015 was $4,755 compared to a Net Loss of $92,691 for the same period in 2014.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Gross revenues from continuing operations increased $27,558 to $2,683,134 in 2015, from $2,655,576 in 2014. This was mainly due to increases in rental income and other income, offset by a decrease in home sale income. Gross revenues from discontinued operations increased $16,203 to $1,620,393 in 2015, as compared to $1,604,190 in 2014. This was mainly due to increases in rental and other income, offset by a decrease in home sale income.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $60,361 to $2,591,079 in 2015, as compared to $2,651,440 in 2014. This was mainly due to decreases in property tax, property operations, and interest and home sale expenses compared to the prior year. Total operating expenses from discontinued operations decreased $183,482 to $1,516,594 in 2015, as compared to $1,700,076 in 2014. This was mainly due to a decrease in home sale expense and the discontinuance of depreciation expense related to those properties classified as Assets Held for Sale.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $92,055 in 2015 as compared to Net Income of $4,136 in 2014. Net Income from discontinued operations was $103,799 compared to a Net Loss of $95,886 in 2014.

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

Note Payable: At June 30, 2015 the Partnership had notes payable outstanding in the amount of $27,648,356. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the five remaining notes is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

We believe our claim still has merit and that the Court allowed us a narrow avenue to pursue a claim regarding a service fee on a vacant site for which Plaintiff has already paid a connection fee, and no service is provided. Clark County reclamation, which provides sewer treatment to West Valley, has already agreed to waive the service fee for West Valley; Clark County reclamation also provides the treatment services for the City of Las Vegas at El Adobe, but the City is the intermediary between El Adobe and Clark County Reclamation. We expect to have a trial in August of this year.

During the litigation, the City of Las Vegas has placed liens on El Adobe for unpaid sewer service fees. El Adobe has accrued those fees on its financial statements, and management has made arrangements to pay those fees in full, if necessary, in order to close on the sale of El Adobe pursuant to the Purchase and Sale Agreement with Lakeshore Communities Inc. Management also made provisions in the Purchase and Sale Agreement for El Adobe to deal with the costs and potential future benefits of the litigation in the event that a sale of the community closes before the outcome of the trial is known.

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

Dated: August 13, 2015