Form 10-Q
period 2015-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2015-11-12
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

As of September 30, 2015, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2015	December 31, 2014
	(Unaudited)
Properties:
Buildings And Improvements	$22,188,474	$4,661,946
Land	4,661,946	22,199,759
Furniture And Equipment	343,996	343,996
Manufactured Homes and Improvements	2,684,483	2,350,758
	29,878,899	29,556,459

Less Accumulated Depreciation	(20,307,592)	(19,629,412)

Net Property and Equipment	9,571,307	9,927,047

Cash And Cash Equivalents	18,417,482	7,383,116
Unamortized Finance Costs	620,078	927,256
Deferred Home Relocation Costs	123,444	330,595
Other Assets	1,320,243	635,326
Assets of Discontinued Operations	0	10,472,850

Total Assets	$30,052,554	$29,676,190

LIABILITIES & PARTNERS' EQUITY	September 30,2015	December 31, 2014
	(Unaudited)

Accounts Payable	$109,661	$27,056
Other Liabilities	643,039	339,417
Notes Payable	21,106,551	21,473,993
Liabilities of Discontinued Operations	0	6,841,887

Total Liabilities	$21,859,251	$28,682,353

Partners' Equity:
General Partner	497,903	417,980
Unit Holders	7,695,400	575,857

Total Partners' Equity	8,193,303	993,837

Total Liabilities And Partners' Equity	$30,052,554	$29,676,190

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Income:
Rental Income	$3,631,821	$3,537,134	$1,217,600	$1,176,133
Home Sale Income	50,114	76,840	45,002	2
Other	392,657	322,322	128,856	104,585

Total Income	4,074,592	3,936,296	1,391,458	1,280,720

Operating Expenses:
Administrative Expenses
(Including $312,773, $312,100, $94,310 and $104,607, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2015 and 2014, respectively)	1,779,048	1,286,067	857,735	428,214
Property Taxes	311,400	350,100	103,800	116,700
Utilities	226,619	210,474	75,250	78,907
Property Operations	393,350	432,123	147,189	141,651
Depreciation	678,181	706,014	203,326	236,989
Interest	872,957	901,686	285,176	301,754
Home Sale Expense	42,060	69,194	40,060	0

Total Operating Expenses	4,303,615	3,955,658	1,712,536	1,304,215

Income from Continuing Operations	$(229,023)	$(19,362)	$(321,078)	$(23,495)

Income (Loss) from Discontinued Operations	$8,221,302	$(138,087)	$8,117,503	$(42,204)

Net Income	$7,992,279	$(157,449)	$7,796,425	$(65,699)

Income Per Unit:
Continuing Operations	$(0.07)	$(0.01)	$(0.10)	$(0.01)
Discontinued Operations	$2.49	$(0.04)	$2.46	$(0.01)

Total Income Per Unit	$2.42	$(0.05)	$2.36	$(0.02)

Distribution Per Unit:	$0.24	$0.24	$0.08	$0.08

Weighted Average Number Of Units
Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2015 and 2014.	3,303,387	3,303,387	3,303,387	3,303,387

See Notes to Financial Statements

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2014	$417,980	$575,857	$993,837
Distributions	0	(792,813)	(792,813)
Net Income	79,923	7,912,356	7,992,279

Balance as of September 30, 2015	$497,903	$7,695,400	$8,193,303

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	September 30, 2015	September 30, 2014

Cash Flows From Operating Activities:
Net Income	$7,992,279	$(157,449)

Adjustments To Reconcile Net Income
To Net Cash (Used In) Provided By
Operating Activities:
Depreciation	678,181	1,247,921
Amortization of Financing Costs	307,179	64,394
Amortization of Home Relocation Costs	207,151	207,108
Payment of Home Relocation Costs	0	(1,500)
Gain on Sale of Discontinued Operations	(9,937,675)	0
Gain on Sale of Manufactured Homes	21,577	16,824
Increase In Other Assets	(360,620)	(499,437)
(Decrease) Increase In Accounts Payable	(34,581)	136,599
Increase In Other Liabilities	104,888	251,538

Total Adjustments	(9,013,900)	1,423,447

Net Cash (Used In) Provided By Operating Activities	(1,021,621)	1,265,998

Cash Flows Provided By (Used In) Investing Activities:
Investment in Manufactured Homes and Improvements	(562,483)	(967,772)
Purchase of Property and Equipment	(19,147)	(253,721)
Proceeds from Sale of Discontinued Operations	20,267,770	0
Proceeds from Sale of Manufactured Homes	121,785	211,934

Net Cash Provided By (Used In) Investing Activities	19,807,925	(1,009,559)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(792,813)	(792,813)
Payments On Notes Payable	(6,893,409)	(501,928)

Net Cash Used In Financing Activities	(7,686,222)	(1,294,741)

Increase (Decrease) In Cash	11,100,082	(1,038,302)
Cash, Beginning	7,317,400	8,584,140

Cash, Ending	$18,417,482	$7,545,838

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2015 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2014.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At September 30, 2015, $123,444 remains unamortized.

The carrying amounts of cash, cash equivalents, and accounts payable approximate their fair values due to their short-term nature. The fair value of mortgage notes payable approximates their carrying amounts based on current borrowing rates.

2.	Discontinued Operations:

As described in the Form 8-K dated August 20, 2015, the Partnership closed on the sale of the three manufactured housing communities located in Michigan, namely Camelot Manor, Dutch Hills and Stonegate with Meritus Communities LLC for a purchase price of $14,200,000, less closing costs resulting in net proceeds in the amount of $13,777,650. The Partnership recognized a gain of $6,022,387. The mortgage obligations related to these properties of $3,052,889 were paid in full at the time of closing with proceeds from the sale. As part of the repayment on the mortgage notes, the Partnership incurred $346,693 in prepayment penalties. The Partnership also wrote off $116,113 of unamortized deferred financing costs related to the mortgage notes in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage notes were approximately $10,108,000.

As described in the Form 8-K dated September 28, 2015, the Partnership closed on the sale of the El Adobe manufactured housing community located in Las Vegas, Nevada with Lakeshore Communities Inc. for a purchase price of $6,700,000, less closing costs resulting proceeds in the amount of $6,490,120. The Partnership recognized a gain of $3,915,288. The mortgage obligation related to this property of $3,321,049 was paid in full at the time of closing. As part of the repayment on the mortgage notes, the Partnership incurred a prepayment penalty of $370,612. The Partnership also wrote off $126,672 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $2,458,000.

As a result of the sales, the Partnership has classified the four communities and the associated financial results as “discontinued operations” in the accompanying statement of operations for all historical periods. The major classes of revenue and expenses of discontinued operations for the period ending September 30, 2015 were as follows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Rent revenue	351,623	1,611,630
Home sale revenue	30,507	71,671
Other revenue	128,229	1,081,426
Total revenue	510,359	2,764,727

Administrative expense	949,991	2,106,097
Property taxes	91,060	226,076
Utilities	63,775	243,655
Property operations	175,097	397,410
Depreciation	0	259,144
Interest expense	58,578	230,480
Home sale expenses	31,940	58,148
Total operating expenses	1,370,441	3,521,010

Income (loss) from property operations	(860,082)	(756,283)

Gain on sale of the properties	9,937,675	9,937,675
Prepayment penalties and write-off of deferred charges on debt extinguishment	(960,090)	(960,090)

Net income from discontinued operations	$8,117,503	$8,221,302

The assets and liabilities related to discontinued operations as of December 31, 2014 are as follows: Total Assets of $10,472,850 consist of Current Assets of $258,581 and Fixed Assets of $28,228,628 less Accumulated Depreciation of $18,014,359. Total Liabilities of $6,841,887 consist of Current Liabilities of $315,920 and Long Term Liabilities of $6,525.967.

3.	Mortgage Payable:

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2015 the balance on these notes was $18,509,312.

The Partnership also has a mortgage note payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by Ardmor Village, located in Lakeville, Minnesota. This mortgage is payable in monthly installments of interest and principal through September 2033. Effective September 1, 2013, the available interest rate re-set option was accepted on the mortgage note with StanCorp. The new rate on this note is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of September 30, 2015 the balance on this note was $2,597,239.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2015 - $126,509; 2016 - $517,231; 2017 - $547,132; 2018 - $575,908; 2019 - $606,197 and thereafter - $18,733,574.

In connection with the sale of the four properties discussed above, the mortgages payable with StanCorp related to those properties were paid off. See Note 2 for additional information.

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

Liquidity and Capital Resources

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership’s (the “Partnership”) liquidity is based, in part, upon its investment strategy. Upon acquisition, the Partnership anticipated owning the properties for seven to ten years. The three remaining properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership expects to meet its short-term liquidity needs generally through its working capital and cash provided by operating activities.

On July 18, 2013, the Partnership refinanced two of the existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2015 the balance on these notes was $18,509,312.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

Effective September 1, 2013, the interest rate re-set option was accepted on the remaining note with StanCorp. The new rate on this note is 5.00% and the amortization period is twenty years. Another rate re-set option is available in five years. As of September 30, 2015 the balance on this note was $2,597,239.

As described in the Form 8-K dated August 20, 2015, the Partnership closed on the sale of the three manufactured housing communities located in Michigan, namely Camelot Manor, Dutch Hills and Stonegate with Meritus Communities LLC for a purchase price of $14,200,000, less closing costs for proceeds in the amount of $13,777,650. The Partnership recognized a gain of $6,022,387. The mortgage obligations related to these properties of $3,052,889 were paid in full at the time of closing. As part of the repayment on the mortgage notes, the Partnership incurred $346,693 in prepayment penalties. The Partnership wrote off $116,113 of unamortized deferred financing costs related to the mortgage notes in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage notes were approximately $10,108,000.

As described in the Form 8-K dated September 28, 2015, the Partnership closed on the sale of the El Adobe manufactured housing community located in Las Vegas, Nevada with Lakeshore Communities Inc. for a purchase price of $6,700,000, less closing costs for proceeds in the amount of approximately $6,490,120. The Partnership recognized a gain of approximately $3,915,288. The mortgage obligation related to this property of $3,321,049 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $370,612. The Partnership also wrote off $126,672 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $2,458,000.

Subsequent to September 30, 2015, the General Partner has decided to distribute $7,003,180, or $2.12 per unit, to the unit holders for the third quarter ended September 30, 2015. The distribution is expected to be made during the quarter ending December 31, 2015.

As of September 30, 2015, the Partnership’s cash balance amounted to $18,417,482. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's three remaining properties reported combined occupancy of 62% at the end of September 2015 versus 62% at the end of September 2014. The average monthly homesite rent as of September 30, 2015 was approximately $629; versus $611 from September 2014 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Ardmor Village	339	148	44%	$568
Sunshine Village	356	256	72%	665
West Valley	421	292	69%	654

Total on 9/30/15:	1,116	696	62%	$629
Total on 9/30/14:	1,116	705	62%	$611

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net Income (Loss)
	9/30/2015	9/30/2014	9/30/2015	9/30/2014	09/30/2015	09/30/2014	09/30/2015	09/30/2014
	three months ended		three months ended		nine months ended		nine months ended

Ardmor	$310,806	$257,893	$134,658	$120,273	$852,013	$761,574	$406,240	$343,887
Sunshine	469,332	434,632	236,843	176,975	1,405,827	1,375,951	688,538	593,042
West Valley	606,920	584,569	379,155	345,843	1,803,914	1,776,996	1,173,292	1,188,550
	1,387,058	1,277,094	750,656	643,091	4,061,754	3,914,521	2,268,070	2,125,479
Partnership Management	4,400	3,626	(545,089)	(107,022)	12,838	21,775	(861,734)	(399,607)
Other Expense	-----	-------	(38,143)	(20,821)	-------	-------	(84,221)	(137,534)

Interest Expense	-----	-------	(285,176)	(301,754)	--------	-------	(872,957)	(901,686)

Depreciation	-----	-------	(203,326)	(236,989)	-------	--------	(678,181)	(706,014)
Continuing Operations	$1,391,458	$1,280,720	$(321,078)	$(23,495)	$4,074,592	$3,936,296	$(229,023)	$(19,362)
Discontinued Operations	$11,082,009	$755,779	$8,117,503	$(42,204)	$12,702,402	$2,359,969	$8,221,302	$(138,087)
	$12,473,467	$2,036,499	$7,796,425	$(65,699)	$16,776,994	$6,296,265	$7,992,279	$(157,449)

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

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Gross revenues from continuing operations increased $110,738 to $1,391,458 in 2015, from $1,280,720 in 2014. This was due to an increase in market rent value and lease home income from the prior year.

As described in the Statements of Operations, total operating expenses operations increased $408,321, to $1,712,536 in 2015, as compared to $1,304,215 in 2014. This was mainly due to an increase in administrative expenses, specifically management bonuses associated with the sales transactions.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $321,078 for the third quarter of 2015 compared to a Net Loss of $23,495 for the third quarter of 2014.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Gross revenues from continuing operations increased $138,296 to $4,074,592 in 2015, from $3,936,296 in 2014. This was mainly due to increases in rental income and other income.

As described in the Statements of Operations, total operating expenses increased $347,957 to $4,303,615 in 2015, as compared to $3,955,658 in 2014. This was mainly due to an increase in administrative expenses, specifically management bonuses associated with the sales transactions.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $229,023 in 2015 as compared to a Net Loss of $19,362 in 2014. Net Income from discontinued operations, before the gain on sale of the four properties and pay off of the related mortgage notes, was $103,799 compared to a Net Loss of $95,886 in 2014.

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

Note Payable: At September 30, 2015 the Partnership had notes payable outstanding in the amount of $21,106,551. Interest on two of these notes is at a fixed annual rate of 5.09% through August 2023. Interest on the remaining note is at a fixed rate of 5.00% through August 2018, at which time a rate reset option is available.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership on behalf of El Adobe had filed a lawsuit against the City of Las Vegas. The primary complaint was that the City of Las Vegas charged what was being viewed as a “discriminatory” monthly service fee to keep sewer capacity available on vacant manufactured home community sites, but does not charge the same monthly service fee on vacant site built home sites. During the litigation, the City of Las Vegas had placed liens on El Adobe for unpaid sewer service fees. The Partnership has accrued those fees on its financial statements.

A trial on the matter was held on September 29, 2015 and on October 29, 2015 Judge Stefany A. Miley ruled to deny all of the claims made by El Adobe, and as a result El Adobe will not receive any relief. El Adobe has elected not to file an appeal. Thus, the matter is now concluded.

To close on the sale of El Adobe, the Partnership  posted a bond with the title company equal to 150% of the existing liens, or $330,564.  These funds will be used to extinguish any and all obligations of the Partnership  related to this matter . Any remaining funds will be returned to the Partnership.

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

ITEM 6.

EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Dated: November 12, 2015