Form 10-K
period 2015-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2016-03-18
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Yes ☐ No ☒

The estimated aggregate net asset value of the units as of February 1, 2016 held by non-affiliates, as estimated by the General Partner (based on a February 2016 broker opinion of value of Partnership properties), was $40,770,943. As of February 1, 2016, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

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

ITEM 1.        BUSINESS

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership" or the “Fund”), acquired, maintains, leases, operates and ultimately will dispose of income producing residential real properties consisting of manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220. The general partner is Genesis Associates Limited Partnership (“General Partner”).

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

As described in the Form 8-K dated September 28, 2015, the Partnership closed on the sale of the El Adobe manufactured housing community located in Las Vegas, Nevada with Lakeshore Communities Inc. for a purchase price of $6,700,000, less closing costs resulting in proceeds in the amount of $6,490,120. The Partnership recognized a gain of $3,915,288. The mortgage obligation related to this property of $3,321,049 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $370,612. The Partnership also wrote off $126,672 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $2,458,000.

As described in the Form 8-K dated November 24, 2015, the Partnership entered into a Contract for the Sale of all the Real and Personal Property of Ardmor Village, located in Lakeville, MN, with Lakeshore Communities, Inc.

On February 29, 2016, the Partnership closed on the sale of the Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474. The gain on the sale of approximately $8,070,000 will be recorded in 2016. The mortgage obligation related to this property of $2,775,722 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $257,247. The Partnership will also write off $98,000 of unamortized deferred financing costs related to the mortgage note in connection with this transaction in 2016. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

The property sales of Camelot Manor, Dutch Hills, El Adobe and Stonegate and the pending sale of Ardmor Village, at December 31, 2015, constitute a strategic shift of the Partnership and as a result the associated financial results have been classified as “discontinued operations” in the accompanying financial statements for all historical periods.

As of December 31, 2015, the Partnership owns three manufactured home communities. They are Ardmor Village, Sunshine Village and West Valley. The Partnership does not intend to acquire any other communities.

The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can continue to be achieved.

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2015 the balance on these notes was $18,405,210.

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

The Partnership also has a mortgage note payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by Ardmor Village, located in Lakeville, Minnesota. This mortgage is payable in monthly installments of interest and principal through September 2033. Effective, September 1, 2013, the available interest rate re-set option was accepted on the mortgage note with StanCorp. The new rate on this note is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of December 31, 2015 the balance on this note was $2,574,831.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Description of Business

General

2015 was a year of significant change for the Fund. In August of 2015, the three Michigan communities were sold to Meritus Communities. Then, in September of 2015, El Adobe was sold to Lakeshore Communities, leaving only three remaining properties in the Fund’s portfolio. In November of 2015, the Fund executed an Agreement for Purchase and Sale for the sale of Ardmor Village to Lakeshore Communities as well.

On February 26, 2016 the sale of Ardmor Village closed as described previously, leaving the Fund with only two properties: Sunshine Village and West Valley.

Management does not believe that it is economically rational to operate a limited partnership that has a class of securities registered under the Securities Exchange Act of 1934 with only two properties. The costs of compliance are simply too high when amortized over only two properties.

As a result, management intends to liquidate Sunshine Village and West Valley, and then dissolve the Fund in accordance with the Partnership Agreement.

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

Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 2,157 housing sites competing with the Partnership’s Sunshine Village. The Partnership’s Ardmor Village competes with approximately fourteen communities in the Lakeville, Minnesota area offering approximately 3,685 housing sites. In the Las Vegas, Nevada area, the Partnership’s West Valley competes with approximately ten other communities offering approximately 2,428 housing sites. The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

Governmental Regulations

The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Sunshine Village of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Sunshine Village to the general public, it must notify any homeowners’ association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property, it must notify any such homeowners’ association that it has received an offer, state to the homeowners’ association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners’ association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Minnesota and Nevada, where its operations are conducted.

Employees

The Partnership employs several part-time employees to perform Partnership management and investor relations’ services. The Partnership retains an affiliate of the General Partner, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $35,000 to $70,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The manufactured housing industry is now in the twelfth consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

As a result of the geographic concentration of our properties in Minnesota, Florida and Nevada, we are exposed to the risks of downturns in the local economy or other local real estate market conditions due to plants closing and industry slowdowns which could adversely affect occupancy rates, rental rates and property values in these markets. Our income would also be adversely affected if residents were unable to pay rent or if sites were unable to be rented on favorable terms.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

The Partnership originally purchased all three remaining manufactured housing communities for cash. All Properties are currently encumbered with mortgages.

Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. Each of the Properties has a community center, which includes offices, meeting rooms and game rooms. Each of the Properties has a swimming pool. Some of the Properties also have laundry rooms, playground areas, garage and maintenance areas and recreational vehicle or boat storage areas.

The table below contains certain information concerning the Partnership's three properties.

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387. During 2015, the General Partner noted variances in the prior year appraisals compared to the recent sales prices of the properties sold in 2015. As a result, as referenced in the Form 8-K dated October 20, 2015, the General Partner decided to use a broker value of opinion instead of appraisals to determine the fair market value of the Sunshine Village and West Valley properties. This approach eliminates the cost of appraisals to the Partnership, and may also provide a better assessment of the true market value of the properties, as evidenced in recent sales. The General Partner used the average of the high and low market values provided by the broker for the Sunshine and West Valley properties and the sales price for the Ardmor Village property. As reported in Exhbit 99 of this Form 10-K the properties were estimated to have an aggregate fair market value of $56,462,274 plus cash reserves of $6,982,579, net of liabilities, as of December 31, 2015. Assuming a sale of the three properties at February 1, 2016, at the estimated fair market value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds available for distribution to the Unit Holders is estimated to be $40,770,943 or $12.34 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2015, the Partnership had 2,263 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

	Distribution per
	Limited Partnership Unit
Quarter Ended
March 31, 2015	$0.08
June 30, 2015	$0.08
September 30, 2015	$2.12
December 31, 2015	$1.14	(including $1.06 declared but unpaid)
March 31, 2014	$0.08
June 30, 2014	$0.08
September 30, 2014	$0.08
December 31, 2014	$0.08

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.        SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Capital Resources

The capital formation phase of the Partnership began on April 1, 1987 when Sunshine Village and Ardmor Village were purchased by the Partnership and operations commenced. It ended on January 15, 1988 when El Adobe, the Partnership's last property, was purchased. The total capital raised through December 1987 was $66,067,740 of which approximately $58,044,000 was used to purchase the nine Properties after deducting sales commissions, advisory fees and other organization and offering costs. As of December 31, 2015, the Partnership has sold six of the nine communities.

As described in the Form 8-K dated August 20, 2015, the Partnership closed on the sale of Camelot Manor, Dutch Hills and Stonegate for a purchase price of $14,200,000, less closing costs resulting in net proceeds in the amount of $13,777,650. The Partnership recognized a gain of $6,022,387. The net cash proceeds resulting from the sale and pay off of the mortgage notes were approximately $10,108,000.

As described in the Form 8-K dated September 28, 2015, the Partnership closed on the sale of El Adobe for a purchase price of $6,700,000, less closing costs resulting proceeds in the amount of $6,490,120. The Partnership recognized a gain of $3,915,288. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $2,458,000.

As described in the Form 8-K dated November 24, 2015, the Partnership entered into a Contract for the Sale of all the Real and Personal Property of Ardmor Village, located in Lakeville, MN, with Lakeshore Communities, Inc. for a sales price of $10,787,274.

As described in the Form 8-K dated February 29, 2016, the Partnership closed on the sale of the Ardmor Village manufactured housing community located in Lakeville, Minnesota with Lakeshore Communities, Inc for a purchase price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474. The gain on the sale of approximately $8,070,000 will recorded in 2016. The mortgage obligation related to this property of $2,775,722 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $257,247. The Partnership will also write off $98,000 of unamortized deferred financing costs related to the mortgage note in connection with this transaction in 2016. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

As a result of the property sales of Camelot Manor, Dutch Hills, El Adobe and Stonegate and the pending sale of Ardmor Village at December 31, 2015, the Partnership has classified the associated financial results as “discontinued operations” in the accompanying financial statements for all historical periods.

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2015 the balance on these notes was $18,405,210.

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

The Partnership also has a mortgage note payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by Ardmor Village, located in Lakeville, Minnesota. This mortgage is payable in monthly installments of interest and principal through September 2033. Effective, September 1, 2013, the available interest rate re-set option was accepted on the mortgage note with StanCorp. The new rate on this note is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of December 31, 2015 the balance on this note was $2,574,831.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2016 - $424,752; 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749 and thereafter - $16,035,277.

The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations, mortgage refinancings, or from property sales in order to maintain capital reserves. As of December 31, 2015, the Partnership had $10,789,645 in cash balances. In December, 2015 a distribution in the amount of $3,501,590 was declared and subsequently paid in January 2016.

Results of Operations

Distributions

For the year ended December 31, 2015, the Partnership made or declared distributions to the Unit Holders of $11,297,584, which is equal, on an annualized basis, to a 20.0% return on their adjusted capital contributions ($3.42 per $17.11 Unit). Distributions paid to Unit Holders for years 2014 and 2013 were $1,057,084 and $2,840,913, respectively.

The distributions paid and declared in 2015 were greater than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $5,645,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2015 was approximately $66,090,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2015, the unpaid amount to be distributed to the General Partner was approximately $14,820,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2015, net loss from continuing operations was $416,642, compared to net loss of $122,556 for the year ended December 31, 2014. Gross revenue from continuing operations was $4,301,816 and $4,231,956, in 2015 and 2014, respectively.

For the year ended December 31, 2015, net income from discontinued operations was $8,310,536, compared to net income of $14,828 for the year ended December 31, 2014. Gross revenue from discontinued operations was $3,248,678 and $4,155,435, in 2015 and 2014, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of approximately $728,000 and $312,000 in 2015 and 2014 respectively, to perform partnership management and investor relation services for the Partnership. The amount paid in 2015 included bonuses paid in connection with the sale of the properties discussed above.

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

In determining the fair value of the Partnership’s properties for purposes of assessing potential impairment and disclosure, the Partnership used either the existing contracted selling price or engaged an independent brokerage firm to evaluate the market value of each property using the discounted cash flow or comparable sale methods. These methods consider future cash flow projections on a property by property basis, future capitalization rates, current interest rates and current market conditions of the geographical location of each property. In preparing these financial statements, the Partnership’s management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

Property Operations

Overall, as illustrated in the table below, the Partnership's three remaining properties had a combined average occupancy of 62% for the year ended December 31, 2015, as compared to 61% for the year ended December 31, 2014. The average monthly rent (not weighted average) was approximately $629 per home site for the year ended December 31, 2015, as compared to $611 for the year ended December 31, 2014. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total
	Sites	Occupied Sites		Occupancy Rate		Average Rent
		2015	2014	2015	2014	2015	2014
Ardmor Village	339	151	150	45%	44%	$568	$554
Sunshine Village	356	259	253	73%	71%	665	643
West Valley	421	295	296	70%	70%	654	636
Overall	1,116	705	699	62%	61%	$629	$611

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2015 and 2014.

			NET OPERATING INCOME
	GROSS REVENUE		AND NET LOSS
	2015	2014	2015	2014
Sunshine Village	$1,866,325	$1,811,306	$912,861	$791,249
West Valley	2,415,177	2,397,442	1,573,237	1,579,564
	4,281,502	4,208,748	2,486,098	2,370,813

Partnership Management Income and Expense	20,314	23,208	(1,081,132)	(573,227)

Other Expenses			(117,900)	(124,168)

Interest Expense			(1,027,010)	(1,047,497)

Depreciation			(676,698)	(748,477)

Continuing Operations	4,301,816	4,231,956	(416,642)	(122,556)

Discontinued Operations	3,248,678	4,155,436	8,310,536	14,828

TOTAL	$7,550,494	$8,387,392	$7,893,894	$(107,728)

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

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Total revenues from continuing operations increased $69,860 to $4,301,816 in 2015, compared to $4,231,956 in 2014. This was mainly due to increases in both market rental rates and lease home income, offset by a decrease in home sale activity.

The Partnership’s operating expenses from continuing operations increased $363,946 to $4,718,458 in 2015, compared to $4,354,512 in 2014. This was mainly due to increased administrative expenses offset by a decrease in home sale expense as a result of the decrease in home sale activity.

As a result of the aforementioned factors, The Partnership experienced a net loss from continuing operations of $416,642 in 2015 compared to net loss of $122,556 in 2014.

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

Notes Payable: At December 31, 2015 the Partnership had notes payable outstanding in the amount of $20,980,041, collateralized by the three remaining properties within the Partnership. Interest on these notes is accrued at a fixed rate of 5.00% or 5.09% as a result of the refinancing and interest rate re-set options executed during 2013.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2015 and 2014, and supplementary data are filed with this Report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(iii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2015 and 2014.

(iv)	Consolidated Statements of Partners' Equity for the fiscal years ended December 31, 2015 and 2014.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015 and 2014.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 66, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Jody Burttram, 55, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, 52, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Kehrig became the Principal Financial Officer.

Roger Zlotoff, 55, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations even though distributions were approximately $5,645,000 greater than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2015, approximately $1,403,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2015 was $14,823,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $66,090,000, as of December 31, 2015, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993. As a result of the property sales in 2015, $11,297,584 was distributed to the Unit Holders, $5,649,489 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2015.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2015. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $383,000. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $728,000 during 2015 to perform partnership management and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $7,800 in 2015 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2015.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2015 and 2014 were as follows.

	2015	2014
(1) Audit Fees	$76,935	$71,000
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$45,750	$19,800
(4) All Other Fees	$0	$0

(5) Total	$122,685	$90,800

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Tax fees: pertain to services performed for tax compliance and tax consulting, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2015 and 2014 were pre-approved by the Independent Director of the General Partner.

PART IV

ITEM 15.        EXHIBITS AND  FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2015 and 2014

(iii)	Statements of Operations for the fiscal years ended December 31, 2015 and 2014.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2015 and 2014.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2015 and 2014.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd.
(As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f) Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 3, 2013.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term Sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 26, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 10-Q that was filed on November 13, 2013.

10(r)	Mortgage Notes made as of July 18 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on April 9, 2015.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 8, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe and new Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 23, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills, and Stonegate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 21, 2015.

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills, and Stonegate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 28, 2015.

10(w)	Closure of the Sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on October 20, 2015.

10(x)	Board of Director’s vote on Partnership Management’s recommendations.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 4, 2015.

10(y)	Board of Director’s vote on Distribution declaration.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 24, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on December 8, 2015.

10(aa)	Board of Director’s vote on Distribution declaration.

The following exhibit is incorporated by reference to the Form 8-K that was filed on February 29, 2016.

10(bb)	Closure of the Sale of Ardmor Village.

The following exhibits are attached to this Report:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter summary of the estimated fair market values of the Partnership's three manufactured housing communities, as of February 1, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: March 18, 2016

By:	/s/ Susann Kehrig	By:	/s/ Roger I. Zlotoff
	Susann Kehrig		Roger I. Zlotoff
	Principal Financial Officer		Principal Executive Officer
	(Vice President Finance of		(President & Chief Executive Officer of
	Uniprop, Inc.)		Uniprop, Inc.)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on June 3, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on July 26, 2013.

10(r)	Mortgage Notes made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.	Incorporated by reference to the Form 10-Q filed on November, 13, 2013.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015.	Incorporated by reference to the Form 8-K filed on April 9, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015. Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe June 8, 2015.	Incorporated by reference to the Form 8-K filed on June 8, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills and Stonegate June 23, 2015.	Incorporated by reference to the Form 8-K filed on June 23, 2015

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills and Stonegate August 18, 2015.	Incorporated by reference to the Form 8-K filed on August 21, 2015.

10(w)	Closure of the Sale of El Adobe September 28, 2015.	Incorporated by reference to the Form 8-K filed on September 28, 2015.

10(x)	Board of Directors vote on Partnership Management’s recommendations October 5, 2015.	Incorporated by reference to the Form 8-K filed on October 20, 2015.

10(y)	Board of Director’s vote on Dividend declaration November 2, 2015.	Incorporated by reference to the Form 8-K filed on November 4, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village November 20, 2015.	Incorporated by reference to the Form 8-K filed on November 24, 2015.

10(aa)	Board of Director’s vote on Dividend declaration December 8, 2015.	Incorporated by reference to the Form 8-K filed on December 8, 2015.

10(bb)	Closure of the Sale of Ardmor Village February 26, 2016.	Incorporated by reference to the Form 8-K filed on February 29, 2016.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Letter summary of the estimated fair market values of the Partnership's three manufactured housing communities, as of February 1, 2016.	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Report of Independent Registered Public Accounting Firm

To the Partners

Uniprop Manufactured Housing Communities

    Income Fund II

(a Michigan limited partnership)

We have audited the accompanying consolidated balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) (the “Partnership”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015. These consolidated financial statements and related schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uniprop Manufactured Housing Communities Income Fund II at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The related Schedule III has been subjected to audit procedures performed in conjunction with the audit of the Partnership's financial statements. This schedule is the responsibility of the Partnership's management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on this schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with generally accepted accounting principles. In our opinion, this schedule is fairly stated, in all material respects, in relation to the financial statements as a whole

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 18, 2016

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Balance Sheets

December 31,	2015	2014

Assets

Property and Equipment
Buildings and improvements	$16,421,414	$16,407,034
Land	3,594,573	3,594,573
Manufactured homes and improvements	2,902,342	1,948,624
Furniture and equipment	159,658	159,658

	23,077,987	22,109,889
Less accumulated depreciation	15,351,250	14,674,553

Net Property and Equipment	7,726,737	7,435,336

Cash	10,789,645	7,317,400
Unamortized financing costs - net	504,383	570,902
Deferred home relocation costs - net	54,394	330,595
Other assets	741,305	381,789
Assets of discontinued operations	0	10,990,423
Assets held for sale	2,642,601	2,649,745

Total Assets	$22,459,065	$29,676,190

Liabilities and Partners’ Equity

Notes payable	$18,405,210	$18,811,184
Accounts payable	23,427	22,691
Distributions payable	3,501,590	0
Other liabilities	282,049	261,757
Liabilities of discontinued operations	0	6,841,887
Liabilities related to assets held for sale	2,656,641	2,744,834

Total Liabilities	24,868,917	28,682,353

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	(2,906,771)	575,857
General partner	496,919	417,980

Total Partners’ Equity	(2,409,852)	993,837

	$22,459,065	$29,676,190

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Operations

Year Ended December 31,	2015	2014
Revenue
Rental	$3,876,699	$3,783,896
Home sale income	5,116	104,340
Other	420,001	343,720

	4,301,816	4,231,956

Operating Expenses
Administrative	2,029,716	1,500,503
Property taxes	285,942	286,591
Utilities	231,674	222,516
Property operations	465,418	447,084
Depreciation	676,698	748,477
Interest	1,027,010	1,047,497
Home sale expense	2,000	101,844

	4,718,458	4,354,512

Loss from Continuing Operations	(416,642)	(122,556)

Income from Discontinued Operations	8,310,536	14,828
Net Income	$7,893,894	$(107,728)
Loss from Continuing Operations per Limited
Partnership Unit	$(.13)	$(.04)
Income from Discontinued Operations per Limited Partnership Unit	2.52	.01
Total Income per Limited Partnership Unit	$2.39	$(.03)
Distributions Declared Per Limited Partnership Unit	$3.42	$.32

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income (Loss) Allocable to General Partner	$78,939	$(1,077)

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Partners’ Equity

Years Ended December 31, 2015 and 2014

	General
	Partner	Unit Holders	Total

Balance, January 1, 2014	$419,057	$1,739,592	$2,158,649

Distributions to unit holders	-	(1,057,084)	(1,057,084)

Net loss for the year	(1,077)	(106,651)	(107,728)

Balance, December 31, 2014	417,980	575,857	993,837

Distributions declared to unit holders	-	(11,297,583)	(11,297,583)

Net income for the year	78,939	7,814,955	7,893,894

Balance, December 31, 2015	$496,919	$(2,906,771)	$(2,409,852)

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014

Cash Flows From Operating Activities
Net income (loss)	$7,893,894	$(107,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,139,194	1,669,119
Amortization and write-off of deferred financing costs	324,874	85,858
Amortization of home relocation costs	276,201	276,144
Payment of home relocation costs	0	(1,500)
(Gain) loss on sale of manufactured homes	(21,577)	(15,692)
Gain on sale of discontinued operations	(9,937,675)	0
Increase in other assets	(49,383)	(118,101)
Increase in accounts payable	(117,853)	91,310
Increase in other liabilities	(177,414)	16,142

Net Cash (Used In) Provided By Operating Activities	(669,739)	1,895,552

Cash Flows From Investing Activities
Purchase of property and equipment	(19,147)	(355,640)
Investment in manufactured homes and improvements	(1,411,909)	(1,328,336)
Proceeds from sale of manufactured homes	121,785	253,178
Proceeds from sale of discontinued operations	20,267,166	0

Net Cash Provided By (Used In) Investing Activities	18,957,895	(1,430,798)

Cash Flows From Financing Activities
Distributions to unit holders	(7,795,993)	(1,057,084)
Repayments of notes payable	(7,019,918)	(674,410)

Net Cash Used In Financing Activities	(14,815,911)	(1,731,494)

Net Increase (Decrease) In Cash	3,472,245	(1,266,740)
Cash, at beginning of year	7,317,400	8,584,140

Cash, at end of year	$10,789,645	$7,317,400

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies	Organization and Business
Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of three manufactured housing communities (the “properties”) at December 31, 2015, located in Florida, Nevada and Minnesota. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. The general partner is Genesis Associates Limited Partnership (“General Partner”).

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased its original nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner. One property was sold in 2007, one was sold in 2008, and four were sold in 2015 leaving a total of three properties on December 31, 2015.

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

Accumulated depreciation on continuing properties for tax purposes was approximately $14,366,000 and $36,841,000 as of December 31, 2015 and 2014, respectively.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements that are unoccupied and held for lease or sale are stated at the lower of cost or fair value based on the specific identification method. Manufactured homes and improvements leased to tenants are reported at cost less accumulated depreciation. The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition. Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value. Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception. Depreciation expense related to these homes for the years ended December 31, 2015 and 2014 was $60,000 and $120,000, respectively. The following table summarizes the reported amount of manufactured homes and improvements for continuing properties at December 31, 2015 and 2014:

	2015
	# of Homes	Amount
Unoccupied - Available for sale	12	$662,692
Leased to tenants:
Cost	57	2,239,650
Accumulated Depreciation		(380,000)

Total	69	$2,522,342

	2014
	# of Homes	Amount
Unoccupied - Available for sale	16	$708,082
Leased to tenants:
Cost	36	1,240,542
Accumulated Depreciation		(320,000)

Total	52	$1,628,624

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Financing Costs

Deferred financing costs have been capitalized and are being amortized on a straight-line basis over the term of the related mortgage notes payable. In connection with the 2015 sale of properties and repayment of mortgage notes payable described in Note 3, unamortized deferred financing costs totaling $242,785 were written off and included in amortization expense. Amortization and write off of deferred financing costs totaled $324,874 and $85,858 for December 31, 2015 and 2014, respectively. Amortization expense is included in interest expense in the consolidated statement of operations. Accumulated amortization expense related to these costs was $345,557 and $263,468 at December 31, 2015 and 2014, respectively.

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

Amortization of these costs recognized for the years ended December 31, 2015 and 2014 totaled $276,201 and $276,144, respectively, and has been recorded as a reduction to rental revenue. Accumulated amortization totaled $761,809 and $485,608 at December 31, 2015 and 2014.

Notes Receivable

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

Notes receivable are reported at cost and are included in Other Assets on the consolidated balance sheet. Notes receivable related to continuing operations totaled $187,074 and $208,264 at December 31, 2015 and 2014, respectively. Interest is recognized according to the terms of the note.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect the balance either through the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement or through settlement with the borrower by surrender of collateral. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. As of December 31, 2015 and 2014, no allowance for loan losses was recorded as all amounts were deemed collectible.

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

Recent Accounting Pronouncement

In April 2015, the FASB published Accounting Standards Update (ASU) 2015-03, which changes the presentation and disclosure of debt issuance costs in the financial statements by requiring these amounts to be presented as a direct deduction from the carrying amount of the related debt. Current US GAAP requires debt issuance costs to be reported as an asset. The new guidance does not change the subsequent accounting for debt issuance costs and these amounts will continue to be amortized over the term of the related debt. However, amortization of debt issuance costs will now be required to be reported as a component of interest expense. The new standard is effective in 2016 for all entities; however, early application is permitted. The Partnership is currently evaluating the impact, if any, of the new standard on Partnership’s financial statements.

2. Notes Payable	The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2015 and 2014, the balance on these notes was $18,405,210 and $18,811,184, respectively.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

In connection with the refinancing of these two mortgage notes payable in 2013, a guaranty of recourse obligations was put in place by Roger Zlotoff, President of Uniprop AM, LLC and his spouse. The Board of Directors has approved a guaranty fee of $25,000 per year for Sunshine Village and $37,500 per year for West Valley payable to Mr. Zlotoff related to this agreement.

The Partnership also has a mortgage note payable with StanCorp Mortgage Investors LLC (“StanCorp”) collateralized by Ardmor Village, located in Lakeville, Minnesota. This mortgage is payable in monthly installments of interest and principal through September 2033. Effective, September 1, 2013, the available interest rate re-set option was accepted on the mortgage note with StanCorp. The new rate on this note is 5.00% and the amortization period is twenty years. Another rate re-set option is available in 2018. As of December 31, 2015 and 2014, the balance on this note was $2,574,831 and $2,662,809, respectively, and is reflected as part of liabilities of assets held for sale on the consolidated balance sheet. This mortgage note was paid off in full in February 2016 upon the closing of the sale of Ardmor as described in Note 8.

In connection with the sale of the four properties discussed above, the mortgages payable related to those properties with StanCorp were paid off as described in Note 3.

Future maturities on the two remaining notes payable for the next five years and thereafter are as follows: 2016 - $424,752; 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749 and thereafter - $16,035,277.

At December 31, 2015 and 2014, “Other Assets” includes cash of approximately $389,000 and $195,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s notes payable agreements. This cash is restricted from operating use.

3. Discontinued Operations and Asset Held for Sale

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

As a result of the sales, the Partnership has classified the four communities and the associated financial results as “discontinued operations” in the accompanying consolidated statement of operations for all historical periods.

The assets and liabilities related to discontinued operations as of December 31, 2014 are as follows: Total Assets of $10,990,423 consist of Current Assets of $776,154 and Fixed Assets of $28,228,628 less Accumulated Depreciation of $18,014,359. Total Liabilities of $6,841,887 consist of Current Liabilities of $315,920 and Long Term Liabilities of $6,525,967.

As described in the Form 8-K dated November 24, 2015, the Partnership entered into a Contract for the Sale of all the Real and Personal Property of Ardmor Village, located in Lakeville, MN, with Lakeshore Communities, Inc. for a sales price of $10,787,274.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

The Partnership has classified the Ardmor Village community as an “asset held for sale” on the accompanying Balance Sheets. Similarly, the associated financial results are classified as “discontinued operations” on the accompanying consolidated statement of operations.

The assets and liabilities related to the Ardmor Village community classified as “asset held for sale” as of December 31, 2015 are as follows: Total Assets of $2,642,601 consist of Current Assets of $141,918 and Fixed Assets of $7,658,894 less Accumulated Depreciation of $5,158,211. Total Liabilities of $2,656,641 consist of Current Liabilities of $81,812 and Long Term Liabilities of $2,574,829.

Similarly, the assets and liabilities related to the Ardmor Village community classified as “asset held for sale” as of December 31, 2014 are as follows: Total Assets of $2,649,745 consist of Current Assets of $158,038 and Fixed Assets of $7,446,566 less Accumulated Depreciation of $4,954,859. Total Liabilities of $2,744,834 consist of Current Liabilities of $82,025 and Long Term Liabilities of $2,662,809.

The major classes of revenue and expenses of discontinued operations for the periods ending December 31, 2015 and 2014 are as follows:

	2015	2014

Rent revenue	$2,577,228	$3,374,234
Home sale revenue	116,671	148,838
Other revenue	554,779	632,363
Total revenue	$3,248,678	$4,155,435

Administrative expenses	1,800,318	1,255,216
Property taxes	346,087	337,008
Utilities	336,714	400,936
Property operations	520,947	605,705
Depreciation	462,496	920,642
Interest expense	350,956	485,457
Home sale expenses	98,209	135,643
Total operating expenses	$3,915,727	$4,140,607

Income (loss) from property operations
	(667,049)	14,828
Gain on sale of the properties
	9,937,675	-
Prepayment penalties and write-off of
deferred charges on debt extinguishment	(960,090)	-

Net income from discontinued operations	$8,310,536	$14,828

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

4. Related Party Transactions

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

During the years ended December 31, 2015 and 2014, Uniprop AM LLC earned property management fees of approximately $383,000 and $417,000 in 2015 and 2014, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership underpaid Uniprop AM LLC by $700 at December 31, 2015. At December 31, 2014, the Partnership overpaid Uniprop AM LLC by $2,500.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $728,000 and $312,000 during 2015 and 2014, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $7,800 and $13,400 in 2015 and 2014, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the Partnership in the sale of new and pre-owned homes to property residents.

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the sellers of two of the properties, Ardmor and Sunshine Village, acquired by the Partnership in 1987 and is entitled to contingent consideration that will not exceed $2,054,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the related properties, and are not determinable at this time.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

5. Reconciliation of	Year Ended December 31,	2015	2014
Financial Statement
Income and Taxable
Income	Income (Loss) per the financial statements	$7,893,894	(107,728)

	Adjustments to depreciation for difference in methods	261,145	(162,392)

	Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes, sales of properties, and tangible property regulations adoption	857,567	(705,460)

	Income (Loss) Per the Partnership’s Tax Return	$9,012,606	(975,580)

6. Partners’ Capital	Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:
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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Distributable cash from capital transactions in the Agreement is to be distributed to the unit holders until they have received a 10% adjusted cumulative preferred return. After the unit holders have received their 10% adjusted cumulative preferred return, all remaining cash from capital transactions is distributed to the general partner in the form of an incentive management interest until the total amount received by the general partner is equal to 25% of the aggregate amount of cash distributed from operations in a given year. Amounts payable to but not paid to the general partner will be accumulated and paid from future capital transactions after the unit holders have first received their 10% preferred return and 125% of their capital contributions. Thereafter, 75% of distributable cash from capital transactions is to be paid to the unit holders and 25% to the general partner.

Annual distributable cash from operations and capital transactions was greater than the amount required for the annual 10% preferred return to the unit holders by approximately $5,645,000 in 2015, compared to a deficit of $4,595,000, in 2014. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $66,090,000 as of December 31, 2015 has been distributed to the unit holders.

At December 31, 2015, the general partner’s cumulative incentive management interest to be distributed was approximately $14,820,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2016.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

7. Supplemental Cash Flow Information	Interest paid during 2015 and 2014 was approximately $2,029,000, and $1,450,000, respectively.

8. Subsequent Event

As described in the Form 8-K dated November 24, 2015, the Partnership entered into a contract for the sale of all the real and personal property of Ardmor Village, located in Lakeville, MN, with Lakeshore Communities, Inc. On February 26, 2016, the Partnership closed on the sale of the Ardmor Village for a final sale price of $10,587,274, which net of closing costs resulted in proceeds in the amount of $10,551,474. The gain on the sale of approximately $8,070,000 will be recorded in 2016. The mortgage obligation related to this property of $2,775,722 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $257,247. The Partnership will also write off $98,000 of unamortized deferred financing costs related to the mortgage note in connection with this transaction in 2016. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

9. Interim Results(Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2014 through December 31, 2015:

	Three Months Ended
2015	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$1,086	$1,056	$1,081	$1,079

Revenues from Discontinued Operations	$1,093	$1,069	$823	$264

Total Revenues from Operations	$2,179	$2,125	$1,904	$1,343

Income (Loss) from Continuing Operations	$18	$(20)	$(371)	$(43)

Income(Loss) from Discontinued Operations	$143	$54	$8,167	$(55)

Total Income (Loss)	$161	$34	$7,796	$(98)

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$.00	$(.01)	$(.11)	$(.01)
Income (Loss) Per Limited Partnership Unit from Discontinued Operations	$.05	$.01	$2.47	$(.01)
Total Income (Loss) Per Limited Partnership Unit from Operations	$.05	$.00	$2.36	$(.02)

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$1,110	$1,043	$1,023	$1,057
Revenues from Discontinued Operations	$1,053	$1,057	$1,014	$1,030
Total Revenues from Operations	$2,163	$2,100	$2,037	$2,087
Income (Loss) from Continuing Operations	$(2)	$(9)	$(57)	$(54)
Income (Loss) from Discontinued Operations	$17	$(97)	$(9)	$104

Total Income(Loss)	$15	$(106)	$(66)	$50

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$.00	$.00	$(.02)	$(.02)

Income (Loss) Per Limited Partnership Unit from discontinued Operations	$.00	$(.02)	$.00	$.03

Total Income (Loss) Per Limited Partnership Unit from Operations	$.00	$(.02)	$(.02)	$.01

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2015

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
					Costs
					Capitalized						Life on Which
					Subsequent to	Gross Amount at Which Carried					Depreciation in
		Initial Cost			Acquisition	at Close of Period					Latest Income
			Buildings and		Buildings and		Buildings and		Accumulated	Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	Computed

Sunshine Village (Davie, FL)	4,183,407	1,215,862	4,875,878	-	785,802	1,215,862	5,661,680	6,877,542	5,113,040	1987	30 years

West Valley (Las Vegas NV)	8,466,419	2,289,700	9,158,800	89,011	1,600,934	2,378,711	10,759,734	13,138,445	9,728,605	1988	30 years

	$12,649,826	$3,505,562	$14,034,678	$89,011	$2,386,736	$3,594,573	$16,421,414	$20,015,987	$14,841,645

Asset Held for Sale

Ardmor Village - (Lakeville, MN)	$3,037,950	$1,063,253	$4,253,011	$4,120	$1,514,351	$1,067,373	$5,767,362	$6,834,735	$5,000,756	1987	30 years

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Schedule III

December 31, 2015

1. Reconciliation of Land	The following table reconciles the land from January 1, 2014 to December 31, 2015:

	2015	2014
Balance, at January 1	$8,952,937	$8,952,937

Land held for sale	(1,067,374)	-

Cost of land sold	(4,290,990)	-

Balance, at December 31	$3,594,573	$8,952,937

2. Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2014 to December 31, 2015:

	2015	2014
Balance, at January 1	$42,772,229	$42,431,157

Additions to buildings and improvements	14,380	341,072

Additions to buildings and improvements of asset held for sale	4,768	-

Cost of asset held for sale	(5,762,594)	-

Cost of assets sold	(20,607,369)	-

Balance, at December 31	$16,421,414	$42,772,229

3. Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2014 to December 31, 2015:

	2015	2014
Balance, at January 1	$36,712,410	$35,185,515

Current year depreciation expense	608,068	1,526,895

Accumulated depreciation on assets held for sale	(5,000,756)	-

Accumulated depreciation on assets sold	(17,478,077)	-

Balance, at December 31	$14,841,645	$36,712,410

4. Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.

