Form 10-Q
period 2016-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2016-05-11
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

As of March 31, 2016, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)
Properties:
Land	$3,594,573	$3,594,573
Buildings And Improvements	16,421,414	16,421,414
Furniture And Equipment	159,658	159,658
Manufactured Homes and Improvements	2,977,998	2,902,342
	23,153,643	23,077,987

Less Accumulated Depreciation	(15,531,155)	(15,351,250)
	7,622,488	7,726,737

Cash And Cash Equivalents	14,238,432	10,789,645
Unamortized Finance Costs	487,753	504,383
Deferred Home Relocation Costs	12,790	54,394
Other Assets	826,671	741,305
Asset Held for Sale	0	2,642,601

Total Assets	$23,188,134	$22,459,065

LIABILITIES & PARTNERS' EQUITY	March 31, 2016	December 31, 2015
	(Unaudited)

Accounts Payable	$74,014	$23,427
Other Liabilities	336,929	282,049
Notes Payable	18,299,794	18,405,210
Distributions Payable	0	3,501,590
Liabilities of Asset Held for Sale	0	2,656,641

Total Liabilities	18,710,737	24,868,917

Partners' Equity:
General Partner	567,113	496,919
Unit Holders	3,910,284	(2,906,771)

Total Partners' Equity	4,477,397	(2,409,852)

Total Liabilities And Partners' Equity	$23,188,134	$22,459,065

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

Income:
Rental Income	$1,042,026	$962,831
Home Sale Income	1,001	5
Other	112,248	123,055

Total Income	$1,155,275	$1,085,891

Operating Expenses:
Administrative Expenses (Including $59,271 and $57,259, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2016 and 2015 Respectively)	756,707	378,456
Property Taxes	72,975	72,300
Utilities	52,945	55,586
Property Operations	218,044	114,808
Depreciation	179,905	186,539
Interest	252,812	255,422
Home Sale Expense	351	0

Total Operating Expenses	$1,533,739	$1,063,111

(Loss) Income from Continuing Operations	($378,464)	$22,780

Income from Discontinued Operations	$7,397,848	$138,546

Net Income	$7,019,384	$161,326

(Loss) Income Per Unit:
Continuing Operations	(0.11)	0.01
Discontinued Operations	2.24	0.04

Total Income Per Unit	2.13	0.05

Distribution Per Unit:	0.04	0.08

Weighted Average Number Of Limited Partnership
Units Outstanding	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2015	$496,919	$2,906,771	($2,409,852)
Distributions	-	(132,135)	(132,135)
Net Income	70,194	6,949,190	$7,019,384

Balance as of March 31, 2016	$567,113	$3,910,284	$4,477,397

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	March 31, 2016	March 31, 2015

Cash Flows From Operating Activities:
Net Income	$7,019,384	$161,326

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	179,905	367,037
Amortization of Financing Costs	114,629	21,464
Amortization of Home Relocation Costs	41,604	69,050
Gain on Sale of Discontinued Operations	(8,069,909)	0
Gain on Sale of Manufactured Homes	650	5,533
Increase In Other Assets	(85,366)	(190,228)
Increase In Accounts Payable	50,587	71,944
Increase In Other Liabilities	54,880	145,024

Total Adjustments	(7,713,020)	489,824

Net Cash (Used In) Provided By Operating Activities	(693,636)	651,150

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(96,080)	(273,279)
Purchase of Property and Equipment	0	(19,147)
Proceeds from Sale of Discontinued Operations	10,551,474	0
Proceeds from Sale of Manufactured Homes	1,001	19,798

Net Cash Used In Investing Activities	10,456,395	(272,628)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(3,633,725)	(264,271)
Payments On Notes Payable	(2,680,247)	(177,308)

Net Cash Used In Financing Activities	(6,313,972)	(441,579)

Increase (Decrease) In Cash	3,448,787	(63,057)
Cash, Beginning	10,789,645	7,317,400

Cash, Ending	$14,238,432	$7,254,343

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2016 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership has incurred expenditures of $903,232, of which $816,203 has been capitalized and is being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. The Program is completed and Management estimates no additional relocation costs will be incurred. At March 31, 2016, $12,790 remains unamortized.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2016 the balance on these notes was $18,299,794.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2016 - $319,336; 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749 and thereafter - $16,035,277.

3.	Discontinued Operations:

As described in the Form 8-K dated February 29, 2016, the Partnership closed on the sale of the Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474, and the gain on the sale was approximately $8,070,000. The mortgage payable outstanding related to this property in the amount of $2,559,737, accrued interest of $8,742, prepayment penalty of $257,247, offset by a refund of the property tax escrow balance of $50,055 totaled $2,775,722, was paid in full at the time of closing. The Partnership also wrote off $98,000 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

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

The property sales of Ardmor Village, Camelot Manor, Dutch Hills, El Adobe and Stonegate, constitute a strategic shift of the Partnership and as a result the associated financial results have been classified as “discontinued operations” in the accompanying financial statements for all historical periods.

The following is a summary of results of operations of the properties classified as discontinued operations for the periods ended March 31, 2016 and 2015: Total Revenue was $170,650 and Total Operating Expenses were $134,096 for the period ended March 31, 2016. For the same period in 2015, Total Revenue was $1,092,919 and Total Operating Expenses were $954,373.

Total Cash Flows Used in Operating Activities of the properties classified as discontinued operations for the period ended March 31, 2016 were $618,698 and Total Cash Flows Provided by Operating Activities of the properties classified as discontinued operations for the period ended March 31, 2015 were $506.960. In addition, Total Cash Flows Provided by Investing Activities of the properties classified as discontinued operations for the period ended March 31, 2016 were $10,552,475 and Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations for the period ended March 31, 2015 were $71,779.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2016 the balance on these notes was $18,299,794.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $6,144,300, or $1.86 per unit, to the unit holders for the first quarter ended March 31, 2016. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2016, the Partnership’s cash balance amounted to $14,238,432. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 71% at the end of March 2016 and 2015. The average monthly homesite rent as of March 31, 2016 was approximately $682 versus $660 from March 2015 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent
Sunshine Village	356	259	72%	691
West Valley	421	293	69%	672

Total on 3/31/16:	777	552	71%	$682
Total on 3/31/15:	777	546	71%	$660

*Not a weighted average

	Gross Revenue		Net Operating (Loss) Income and Net Income
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
	three months ended		three months ended

Sunshine	523,492	484,153	267,791	246,196
West Valley	625,288	596,566	408,590	394,788
	1,148,780	1,080,719	676,381	640.984
Partnership Management	6,495	5,172	(486,582)	(144,946)
Other Expense	-----	-------	(135,546)	(31,297)

Interest Expense	-----	-------	(252,812)	(255,422)

Depreciation	-----	-------	(179,905)	(186,539)
Continuing Operations	$1,155,275	$1,085,891	($378,464)	$22,780
Discontinued Operations	$170,650	$1,092,919	$7,397,848	$138,546
	1,325,925	$2,178,810	$7,019,384	$161,326

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

Comparison of Quarter Ended March 31, 2016 to Quarter Ended March 31, 2015

As described in the Statement of Operations, gross revenues from continuing operations increased by $69,384, to $1,155,275, in 2016, from $1,085,891, in 2015. This was mainly due to an increase in rental income due mainly to increases in market rent values from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations increased $470,628 to $1,533,739 in 2016, as compared to $1,063,111 in 2015. This was mainly due to increased expenses associated with administrative and property operations expenses.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $378,464 for the first quarter of 2016 compared to Net Income of $22,780 for the first quarter of 2015.

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

Notes Payable: At March 31, 2016 the Partnership had notes payable outstanding in the amount of $18,299,794. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 11, 2016

