Form 10-Q
period 2016-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2016-08-11
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

As of June 30, 2016, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	June 30,2016	December 31, 2015
	(Unaudited)
ASSETS

Properties:
Land	$3,594,573	$3,594,573
Buildings And Improvements	16,468,433	16,421,414
Furniture And Equipment	159,658	159,658
Manufactured Homes and Improvements	2,929,452	2,902,342
	23,152,116	23,077,987

Less Accumulated Depreciation	(15,695,237)	(15,351,250)
	7,456,879	7,726,737

Cash And Cash Equivalents	8,003,680	10,789,645
Unamortized Finance Costs	471,123	504,383
Deferred Home Relocation Costs	0	54,394
Other Assets	1,126,349	741,305
Asset Held for Sale	0	2,642,601

Total Assets	$17,058,031	$22,459,065

	June 30,2016	December 31, 2015
	(Unaudited)
LIABILITIES & PARTNERS' EQUITY

Accounts Payable	$54,780	$23,427
Other Liabilities	408,104	282,049
Notes Payable	18,195,579	18,405,210
Distributions Payable	0	3,501,590
Liabilities of Asset Held for Sale	0	2,656,641

Total Liabilities	18,658,463	24,868,917

Partners' Equity:
General Partner	567,778	496,919
Unit Holders	(2,168,210)	(2,906,771)

Total Partners' Equity	(1,600,432)	(2,409,852)

Total Liabilities And Partners' Equity	$17,058,031	$22,459,065

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Income:
Rental Income	$2,133,384	$1,926,443	$1,091,358	$963,612
Home Sale Income	74,002	5,112	73,001	5,107
Other	224,632	210,372	112,384	87,317

Total Income	2,432,018	2,141,927	1,276,743	1,056,036

Operating Expenses:
Administrative Expenses
(Including $119,667, $112,881, $60,396 and $55,622, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2016 and 2015, respectively)	1,169,944	775,201	413,237	396,745
Property Taxes	146,540	145,230	73,565	72,930
Utilities	108,333	114,639	55,388	59,053
Property Operations	389,247	212,061	171,203	97,253
Depreciation	343,987	373,077	164,082	186,538
Interest	504,255	512,173	251,443	256,751
Home Sale Expense	81,705	2,000	81,354	2,000

Total Operating Expenses	2,744,011	2,134,381	1,210,272	1,071,270

Income from Continuing Operations	$(311,993)	$7,546	$66,471	($15,234)

Income (Loss) from Discontinued Operations	$7,397,848	$188,308	$0	$49,762

Net Income	$7,085,855	$195,854	$66,471	$34,528

Income Per Unit:
Continuing Operations	$(0.09)	$0.00	$0.02	$0.00
Discontinued Operations	$2.24	$0.06	$0.00	$0.02

Total Income Per Unit	$2.15	$0.06	$0.02	$0.02

Distribution Per Unit:	$1.90	$0.16	$1.86	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three MonthPeriod Ended June 30, 2016 and 2015.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2015	$496,919	$(2,906,771)	$(2,409,852)
Distributions	0	(6,276,435)	(6,276,435)
Net Income	70,859	7,014,996	7,085,855

Balance as of June 30, 2016	$567,778	$(2,168,210)	$(1,600,432)

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	June 30,2016	June 30,2015

Cash Flows From Operating Activities:
Net Income	$7,085,855	$195,854

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	343,987	733,999
Amortization of Financing Costs	131,259	42,929
Amortization of Home Relocation Costs	54,394	138,101
Gain on Sale of Discontinued Operations	(8,069,909)	0
(Loss) Gain on Sale of Manufactured Homes	(7,703)	18,067
Increase In Other Assets	(385,044)	(471,882)
Increase In Accounts Payable	31,353	119,114
Increase In Other Liabilities	126,055	263,596

Total Adjustments	(7,775,608)	843,924

Net Cash (Used In) Provided By Operating Activities	(689,753)	1,039,778

Cash Flows Provided By (Used In) Investing Activities:
Investment in Manufactured Homes and Improvements	(112,182)	(492,748)
Purchase of Property and Equipment	(47,019)	(19,147)
Proceeds from Sale of Discontinued Operations	10,551,474	0
Proceeds from Sale of Manufactured Homes	74,002	46,276

Net Cash Provided By (Used In) Investing Activities	10,466,275	(465,619)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(9,778,025)	(528,542)
Payments On Notes Payable	(2,784,462)	(351,604)

Net Cash Used In Financing Activities	(12,562,487)	(880,146)

Decrease In Cash	(2,785,965)	(305,987)
Cash, Beginning	10,789,645	7,317,400

Cash, Ending	$8,003,680	$7,011,413

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2016 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership incurred expenditures of $903,232, of which $816,203 has been capitalized and was being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. At June 30, 2016, the entire balance of deferred home relocation costs had been amortized against revenue.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2016 the balance on these notes was $18,195,579.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2016 - $215,121; 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749 and thereafter - $16,035,277.

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

The following is a summary of results of operations of the properties classified as discontinued operations for the six month periods ended June 30, 2016 and 2015: Total Revenue was $170,650, Total Operating Expenses were $842,711 and the Gain on Sale was $8,069,909 for the period ended June 30, 2016. For the same period in 2015, Total Revenue was $2,161,598 and Total Operating Expenses were $1,973,290.

The following is a summary of results of operations of the properties classified as discontinued operations for the three month periods ended June 30, 2016 and 2015: Total Revenue was $0 and Total Operating Expenses were $0 for the period ended June 30, 2016. For the same period in 2015, Total Revenue was $1,068,679 and Total Operating Expenses were $1,018,917.

Total Cash Flows Used in Operating Activities of the properties classified as discontinued operations for the period ended June 30, 2016 were $618,698 and Total Cash Flows Provided by Operating Activities of the properties classified as discontinued operations for the period ended June 30, 2015 were $539.904. In addition, Total Cash Flows Provided by Investing Activities of the properties classified as discontinued operations for the period ended June 30, 2016 and 2015 were $10,552,475 and $0, respectively.

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

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2016 the balance on these notes was $18,195,579.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $.04 per unit, to the unit holders for the second quarter ended June 30, 2016. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2016, the Partnership’s cash balance amounted to $8,003,680. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 71% at the end of June 2016 versus 72% at the end of June 2015. The average monthly homesite rent as of June 30, 2016 was approximately $682; versus $660 from June 2015 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Sunshine Village	356	258	72%	691
West Valley	421	291	69%	672

Total on 6/30/16:	777	549	71%	$682
Total on 6/30/15:	777	545	72%	$660

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	6/30/2016	6/30/2015	6/30/2016	6/30/2015	06/30/2016	06/30/2015	06/30/2016	06/30/2015
	three months ended		three months ended		six months ended		six months ended

Sunshine	646,065	452,342	319,753	205,499	1,169,557	936,495	587,544	451,695
West Valley	625,937	600,428	395,841	399,347	1,251,225	1,196,994	804,431	794,139
	1,272,002	1,052,770	715,594	604,846	2,420,782	2,133,489	1,391,975	1,245,834
Partnership Management	4,741	3,266	(150,386)	(171,699)	11,236	8,438	(636,968)	(316,645)
Other Expense	—	—	(83,212)	(5,092)	—	—	(218,758)	(36,393)

Interest Expense	—	—	(251,443)	(256,751)	—	—	(504,255)	(512,173)

Depreciation	—	—	(164,082)	(186,538)	—	—	(343,987)	(373,077)
Continuing Operations	$1,276,743	$1,056,036	$66,471	$(15,234)	$2,432,018	$2,141,927	$(311,993)	$7,546
Discontinued Operations	$0	$1,068,679	$0	$49,762	$170,650	$2,161,600	$7,397,848	$188,308
	$1,276,743	$2,124,715	$66,471	$34,528	$2,602,668	$4,303,527	$7,085,855	$195,854

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

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Gross revenues from continuing operations increased $220,707 to $1,276,743 in 2016, from $1,056,036 in 2015. This was due to increases in market rent value from the prior year, as well as increases in home sale income and lease home income. In addition, the amortization of relocation costs relating to the Sunshine Village relocation project was completed during second quarter 2016.

As described in the Statements of Operations, total operating expenses from continuing operations increased $139,002, to $1,210,272 in 2016, as compared to $1,071,270 in 2015. This was mainly due to an increase in property operations expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $66,471 for the second quarter of 2016 compared to a Net Loss of $15,234 for the second quarter of 2015.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Gross revenues from continuing operations increased $290,091 to $2,432,018 in 2016, from $2,141,927 in 2015. This was due to increases in market rent value from the prior year, as well as increases in home sale income and lease home income. In addition, the amortization of relocation costs relating to the Sunshine Village relocation project was completed during second quarter 2016.

As described in the Statements of Operations, total operating expenses from continuing operations increased $609,630 to $2,744,011 in 2016, as compared to $2,134,381 in 2015. This was mainly due to increases in administrative and property operations expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $311,993 in 2016 as compared to Net Income of $7,546 in 2015.

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

Note Payable: At June 30, 2016 the Partnership had notes payable outstanding in the amount of $18,195,579. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

Dated: August 11, 2016

