Form 10-Q
period 2016-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2016-11-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

As of September 30, 2016, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2016	December 31, 2015
	(Unaudited)
Properties:
Land	$3,594,573	$3,594,573
Buildings And Improvements	16,627,314	16,421,414
Furniture And Equipment	159,658	159,658
Manufactured Homes and Improvements	3,180,792	2,902,342
	23,562,337	23,077,987

Less Accumulated Depreciation	(15,853,557)	(15,351,250)
	7,708,780	7,726,737

Cash And Cash Equivalents	7,528,689	10,789,645
Unamortized Finance Costs	454,493	504,383
Deferred Home Relocation Costs	0	54,394
Other Assets	1,108,761	741,305
Asset Held for Sale	0	2,642,601

Total Assets	$16,800,723	$22,459,065

	September 30,2016	December 31, 2015
LIABILITIES & PARTNERS' EQUITY	(Unaudited)

Accounts Payable	$82,121	$23,427
Other Liabilities	442,621	282,049
Notes Payable	18,089,984	18,405,210
Distributions Payable	0	3,501,590
Liabilities of Asset Held for Sale	0	2,656,641

Total Liabilities	18,614,726	24,868,917

Partners' Equity:
General Partner	566,963	496,919
Unit Holders	(2,380,966)	(2,906,771)

Total Partners' Equity	(1,814,003)	(2,409,852)

Total Liabilities And Partners' Equity	$16,800,723	$22,459,065

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Income:
Rental Income	$3,238,492	$2,905,369	$1,105,108	$978,926
Home Sale Income	74,002	5,114	0	2
Other	339,116	312,095	114,484	101,723

Total Income	3,651,610	3,222,578	1,219,592	1,080,651

Operating Expenses:
Administrative Expenses
(Including $180,262, $169,937, $60,595 and $57,056, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Periods Ended September 30, 2016 and 2015, respectively)	1,677,318	1,558,016	507,374	782,815
Property Taxes	218,925	216,900	72,385	71,670
Utilities	172,751	173,730	64,418	59,091
Property Operations	635,132	344,758	245,885	132,697
Depreciation	502,306	525,617	158,319	152,540
Interest	756,902	770,257	252,647	258,084
Home Sale Expense	81,705	2,000	0	0

Total Operating Expenses	4,045,039	3,591,278	1,301,028	1,456,897

Income from Continuing Operations	$(393,429)	$(368,700)	$(81,436)	$(376,246)

Income (Loss) from Discontinued Operations	$7,397,848	$8,360,979	$0	$8,172,671

Net Income	$7,004,419	$7,992,279	$(81,436)	$7,796,425

Income Per Unit:
Continuing Operations	$(0.12)	$(0.11)	$(0.02)	$(0.11)
Discontinued Operations	$2.24	$2.53	$0.00	$2.47

Total Income Per Unit	$2.12	$2.42	$(0.02)	$2.36

Distribution Per Unit:	$1.94	$0.24	$0.04	$0.08

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2016 and 2015.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2015	$496,919	$(2,906,771)	$(2,409,852)
Distributions	0	(6,408,570)	(6,408,570)
Net Income	70,044	6,934,375	7,004,419

Balance as of September 30, 2016	$566,963	$(2,380,966)	$(1,814,003)

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	September 30,2016	September 30,2015

Cash Flows From Operating Activities:
Net Income	$7,004,419	$7,992,279

Adjustments To Reconcile Net Income To Net Cash (Used In) Provided By Operating Activities:
Depreciation	502,306	678,181
Amortization of Financing Costs	147,889	307,179
Amortization of Home Relocation Costs	54,394	207,151
Gain on Sale of Discontinued Operations	(8,069,909)	(9,937,675)
(Loss) Gain on Sale of Manufactured Homes	(7,703)	21,577
Increase In Other Assets	(367,456)	(360,620)
Increase (Decrease) In Accounts Payable	58,694	(34,581)
Increase In Other Liabilities	160,572	104,888

Total Adjustments	(7,521,213)	(9,013,900)

Net Cash (Used In) Provided By Operating Activities	(516,794)	(1,021,621)

Cash Flows Provided By (Used In) Investing Activities:
Investment in Manufactured Homes and Improvements	(329,489)	(562,483)
Purchase of Property and Equipment	(205,900)	(19,147)
Proceeds from Sale of Discontinued Operations	10,551,474	20,267,770
Proceeds from Sale of Manufactured Homes	74,002	121,785

Net Cash Provided By (Used In) Investing Activities	10,090,087	19,807,925

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(9,910,160)	(792,813)
Payments On Notes Payable	(2,924,089)	(6,893,409)

Net Cash Used In Financing Activities	(12,834,249)	(7,686,222)

(Decrease) Increase In Cash	(3,260,956)	11,100,082
Cash, Beginning	10,789,645	7,317,400

Cash, Ending	$7,528,689	$18,417,482

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2016 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2015.

During the fourth quarter of 2012, Management initiated the Sunshine Village Paid Home Relocation Program (“Program”). The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Program expired in the first quarter of 2013. By the end of the first quarter of 2014, all 41 residents have successfully relocated. The Partnership incurred expenditures of $903,232, of which $816,203 has been capitalized and was being amortized as a reduction of rental revenue over the life of the residents’ three year rental period. As of June 30, 2016, the entire balance of deferred home relocation costs had been amortized against revenue.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2016 the balance on these notes was $18,089,984.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2016 - $109,526; 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749 and thereafter - $16,035,277.

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

The following is a summary of results of operations of the properties classified as discontinued operations for the nine month periods ended September 30, 2016 and 2015: Total Revenue was $170,650, Total Operating Expenses were $842,711 and the Gain on Sale was $8,069,909 for the period ended September 30, 2016. For the same period in 2015, Total Revenue was $3,616,740, Total Operating Expenses were $5,193,526 and the Gain on Sale was $9,937,765.

The following is a summary of results of operations of the properties classified as discontinued operations for the three month periods ended September 30, 2016 and 2015: Total Revenue was $0 and Total Operating Expenses were $0 for the period ended September 30, 2016. For the same period in 2015, Total Revenue was $821,165, Total Operating Expenses were $2,586,169, and the Gain on Sale was $9,937,675.

Total Cash Flows Used in Operating Activities of the properties classified as discontinued operations for the period ended September 30, 2016 and 2015 were $618,698 and $1,201,250, respectively. In addition, Total Cash Flows Provided by Investing Activities of the properties classified as discontinued operations for the period ended September 30, 2016 and 2015 were $10,551,974 and $20,384,441, respectively.

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

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2016 the balance on these notes was $18,089,984.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $.04 per unit, to the unit holders for the third quarter ended September 30, 2016. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2016, the Partnership’s cash balance amounted to $7,528,689. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 72% at the end of September 2016 versus 71% at the end of September 2015. The average monthly homesite rent as of September 30, 2016 was approximately $682; versus $660 from September 2015 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Sunshine Village	356	258	72%	691
West Valley	421	300	71%	672

Total on 9/30/16:	777	558	72%	$682
Total on 9/30/15:	777	548	71%	$660

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	09/30/2016	09/30/2015	09/30/2016	09/30/2015	09/30/2016	09/30/2015	09/30/2016	09/30/2015
	three months ended		three months ended		nine months ended		nine months ended

Sunshine	590,606	469,331	336,810	236,843	1,760,163	1,405,827	924,354	688,538
West Valley	625,037	606,920	352,773	379,155	1,876,262	1,803,913	1,157,204	1,173,292
	1,215,643	1,076,251	689,583	615,998	3,636,425	3,209,740	2,081,558	1,861,830
Partnership Management	3,949	4,400	(214,991)	(545,089)	15,185	12,838	(851,959)	(861,734)
Other Expense	—	—	(145,062)	(36,531)	—	—	(363,820)	(72,922)

Interest Expense	—	—	(252,647)	(258,084)	—	—	(756,902)	(770,257)

Depreciation	—	—	(158,319)	(152,540)	—	—	(502,306)	(525,617)
Continuing Operations	$1,219,592	$1,080,651	$(81,436)	$(376,246)	$3,651,610	$3,222,578	$(393,429)	$(368,700)

Discontinued Operations	$0	$11,392,816	$0	$8,172,671	$170,650	$13,554,416	$7,397,848	$8,360,979
	$1,219,592	$12,473,467	$(81,436)	$7,796,425	$3,822,260	$16,776,994	$7,004,419	$7,992,279

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

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Gross revenues from continuing operations increased $138,941 to $1,219,592 in 2016, from $1,080,651 in 2015. This was due to increases in market rent value from the prior year. In addition, the amortization of relocation costs relating to the Sunshine Village relocation project was completed during second quarter 2016.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $155,869, to $1,301,028 in 2016, as compared to $1,456,897 in 2015. This was mainly due to a decrease in administrative expenses offset by an increase in property operations expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $81,436 for the third quarter of 2016 compared to a Net Loss of $376,246 for the third quarter of 2015.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Gross revenues from continuing operations increased $429,032 to $3,651,610 in 2016, from $3,222,578 in 2015. This was due to increases in market rent value from the prior year, as well as increases in home sale income and lease home income. In addition, the amortization of relocation costs relating to the Sunshine Village relocation project was completed during second quarter 2016.

As described in the Statements of Operations, total operating expenses from continuing operations increased $453,761 to $4,045,039 in 2016, as compared to $3,591,278 in 2015. This was mainly due to increases in administrative, property operations and home sale expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $393,429 in 2016 as compared to a Net Loss of $368,700 in 2015.

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

Note Payable: At September 30, 2016 the Partnership had notes payable outstanding in the amount of $18,089,984. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

Dated: November 10, 2016

- 14 -