Form 10-K
period 2016-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2017-03-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-16701

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

Yes ☐         No ☒

The estimated aggregate net asset value of the units as of February 1, 2017 held by non-affiliates, as estimated by the General Partner (based on a February 2017 broker opinion of value of Partnership properties), was $43,109,987. As of February 1, 2017, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

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

As described in the Form 8-K dated February 29, 2016, the Partnership closed on the sale of Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474 and the gain on the sale was approximately $8,070,000. The mortgage payable outstanding related to this property in the amount of $2,559,737, accrued interest of $8,742, prepayment penalty of $257,247, which was offset by a refund of the property tax escrow balance of $50,055, totaled $2,775,772 was paid in full at the time of closing. The Partnership also wrote off $97,999 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

The property sales of Camelot Manor, Dutch Hills, El Adobe, Stonegate and Ardmor Village constitute a strategic shift of the Partnership and as a result the associated financial results of these properties have been classified as “discontinued operations” in the accompanying financial statements for all historical periods presented.

As of December 31, 2016, the Partnership owns two manufactured home communities. They are Sunshine Village and West Valley. The Partnership does not intend to acquire any other communities.

As described in the Form 8-K dated January 17, 2017, a special meeting of the unit holders and the limited partners of the Fund was held on January 17, 2017. At the special meeting, the unit holders and limited partners voted on the proposed plan of dissolution of the Partnership. At the special meeting, 2,066,861 units were represented either in person or by proxy, which represented 62.568% of the units outstanding and entitled to vote.

The votes cast regarding the proposed plan of dissolution were as follows: 1,988,742 For; 61,220 Against; and 16,899 Abstain.

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved. The Board of Directors has yet to decide on a specific course of action to implement the approved plan of dissolution, but will meet in the near future to discuss a strategy to sell the two remaining properties and dissolve the Partnership.

The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can continue to be achieved.

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2016 the balance on these notes was $17,980,458, excluding deferred financing costs.

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

Governmental Regulations

The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Sunshine Village. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Sunshine Village of any rate increase, reduction in services or utilities, or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Professional Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Sunshine Village to the general public, it must notify any homeowners’ association for the residents, and the association shall have the right to purchase the Property on the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property, it must notify any such homeowners’ association that it has received an offer, state to the homeowners’ association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners’ association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the states, where its operations are conducted.

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

The manufactured housing industry is now in the thirteenth consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

As a result of the geographic concentration of our properties in Florida and Nevada, we are exposed to the risks of downturns in the local economy or other local real estate market conditions due to plants closing and industry slowdowns which could adversely affect occupancy rates, rental rates and property values in these markets. Our income would also be adversely affected if residents were unable to pay rent or if sites were unable to be rented on favorable terms.

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

The Partnership originally purchased the two remaining manufactured housing communities for cash. All Properties are currently encumbered with mortgages.

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

The table below contains certain information concerning the Partnership's two properties.

Property Name and Location	Year Constructed	Acreage	Number of Sites

Sunshine Village Southwest 5th St. Davie, FL	1972	45	356

West Valley W. Tropicana Ave Las Vegas, NV	1972	53	421

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Properties at their current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387, the current number of Units outstanding. During 2016 and 2015, the General Partner noted variances in the appraisals as of December 31, 2014 compared to the recent sales prices of the properties sold in 2015 and 2016. As a result, as referenced in the Form 8-K dated October 20, 2015, the General Partner decided to use a broker value of opinion instead of appraisals to determine the fair market value of the Sunshine Village and West Valley properties. This approach eliminates the cost of appraisals to the Partnership, and may also provide a better assessment of the true market value of the properties, as evidenced in recent sales. This approach was again used to determine the fair market values at December 31, 2016. The General Partner used the average of the high and low market values provided by the broker for the Sunshine Village and West Valley properties. As reported in Exhibit 99 of this Form 10-K the properties were estimated to have an aggregate fair market value of $55,425,000 plus cash reserves of $6,890,331, net of liabilities, as of December 31, 2016. Assuming a sale of the two properties at February 1, 2017, at the estimated fair market value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds is estimated to be $43,109,987 or $13.05 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2016, the Partnership had 2,040 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

	Distribution per
Quarter Ended	Limited Partnership Unit
March 31, 2016	$1.86
June 30, 2016	$0.04
September 30, 2016	$0.04
December 31, 2016	$0.04

March 31, 2015	$0.08
June 30, 2015	$0.08
September 30, 2015	$2.12
December 31, 2015	$1.14	(including $1.06 declared but unpaid)

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Capital Resources

The capital formation phase of the Partnership began on April 1, 1987 when Sunshine Village and Ardmor Village were purchased by the Partnership and operations commenced. It ended on January 15, 1988 when El Adobe, the Partnership's last property, was purchased. The total capital raised through December 1987 was $66,067,740 of which approximately $58,044,000 was used to purchase the nine Properties after deducting sales commissions, advisory fees and other organization and offering costs. As of December 31, 2016, the Partnership has sold seven of the nine communities it had purchased.

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

As described in the Form 8-K dated February 29, 2016, the Partnership closed on the sale of the Ardmor Village manufactured housing community located in Lakeville, Minnesota with Lakeshore Communities, Inc. for a purchase price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474. The Partnership recognized a gain on the sale of approximately $8,070,000. The mortgage obligation related to this property of $2,775,722 was paid in full at the time of closing. As part of the repayment on the mortgage note, the Partnership incurred a prepayment penalty of $257,247. The Partnership also wrote off $98,000 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

As a result of the property sales of Camelot Manor, Dutch Hills, El Adobe, Stonegate and Ardmor Village, which represented a strategic shift in the Partnership’s operations, the Partnership has classified the associated financial results of these properties as “discontinued operations” in the accompanying financial statements for all historical periods presented.

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2016 the balance on these notes was $17,980,458, excluding deferred financing costs.

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

Future maturities on the notes payable for the next five years and thereafter are as follows: 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749; 2021 - $552,829 and thereafter - $15,482,448.

The General Partner acknowledges that the mortgages pose some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations, mortgage refinancings, or from property sales in order to maintain capital reserves. As of December 31, 2016, the Partnership had $7,202,852 in cash balances.

Results of Operations

Distributions

For the year ended December 31, 2016, the Partnership made distributions to the Unit Holders of $6,540,706, which is equal, on an annualized basis, to a 12.0% return on their adjusted capital contributions ($1.98 per $17.11 Unit). Distributions paid to Unit Holders for years 2015 and 2014 were $11,297,584 and $1,057,084, respectively.

The distributions paid in 2016 were greater than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $889,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2016 was approximately $65,201,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2016, the unpaid amount to be distributed to the General Partner was approximately $16,000,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2016, net loss from continuing operations was $341,348, compared to net loss of $416,642 for the year ended December 31, 2015. Gross revenue from continuing operations was $4,870,096 and $4,301,816, in 2016 and 2015, respectively.

For the year ended December 31, 2016, net income from discontinued operations was $7,505,848, compared to net income of $8,310,536 for the year ended December 31, 2015. Gross revenue from discontinued operations was $170,650 and $3,248,678, in 2016 and 2015, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of approximately $585,000 and $728,000 in 2016 and 2015 respectively, to perform partnership management and investor relation services for the Partnership. The amount paid in 2016 and 2015 included bonuses paid in connection with the sale of the properties discussed above.

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

Property Operations

Overall, as illustrated in the table below, the Partnership's two remaining properties had a combined average occupancy of 72% for the year ended December 31, 2016, as compared to 72% for the year ended December 31, 2015. The average monthly rent (not weighted average) was approximately $682 per home site for the year ended December 31, 2016, as compared to $660 for the year ended December 31, 2015. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total Sites	Occupied Sites		Occupancy Rate		Average Rent
		2016	2015	2016	2015	2016	2015

Sunshine Village	356	260	259	73%	73%	691	665
West Valley	421	294	295	70%	70%	672	654
Overall	777	554	554	72%	72%	$682	$660

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2016 and 2015.

	GROSS REVENUE		NET OPERATING INCOME AND NET LOSS
	2016	2015	2016	2015
Sunshine Village	$2,350,314	$1,866,325	$1,266,422	$912,861
West Valley	2,501,021	2,415,177	1,531,283	1,573,237
	4,851,335	4,281,502	2,797,705	2,486,098

Partnership Management Income and Expense	18,761	20,314	(1,087,308)	(1,081,132)

Other Expenses			(379,460)	(117,900)

Interest Expense			(1,008,148)	(1,027,010)

Depreciation			(664,137)	(676,698)

Continuing Operations	4,870,096	4,301,816	(341,348)	(416,642)

Discontinued Operations	170,650	3,248,678	7,505,848	8,310,536

TOTAL	$5,040,746	$7,550,494	$7,164,500	$7,893,894

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

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Total revenues from continuing operations increased $568,280 to $4,870,096 in 2015, compared to $4,301,816 in 2015. This was mainly due to increases in both market rental rates and lease home income, and home sale activity.

The Partnership’s operating expenses from continuing operations increased $492,986 to $5,211,444 in 2016, compared to $4,718,458 in 2015. This was mainly due to increased administrative, property operation and home sale expenses.

As a result of the aforementioned factors, The Partnership experienced a net loss from continuing operations of $341,348 in 2016 compared to net loss of $416,642 in 2015.

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

Notes Payable: At December 31, 2016 the Partnership had notes payable outstanding in the amount of $17,980,458, collateralized by the two remaining properties within the Partnership. Interest on these notes is accrued at a fixed rate of 5.09% as a result of the refinancing executed during 2013.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2016 and 2015, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2016 and 2015

(iii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2016 and 2015.

(iv)	Consolidated Statements of Partners' Equity for the fiscal years ended December 31, 2016 and 2015.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016 and 2015.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 67, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Jody Burttram, 56, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, 53, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Kehrig became the Principal Financial Officer.

Roger Zlotoff, 56, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

Paul M. Zlotoff has an interest in the original seller of Sunshine Village and is entitled to share in a contingent purchase price with respect to the Property, when and if the Property is sold and the seller becomes entitled thereto. The maximum amount which could be payable to Paul M. Zlotoff is $1,108,260. The cash purchase price and contingent purchase price was determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. The seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of such Property, but, only after the receipt by each Unit Holder of aggregate distributions equal to the sum of (i) his 10% cumulative preferred return plus (ii) 125% of his capital contribution. The actual amount to be received, if any, will depend upon the results of the Partnership's operations and the amount received upon the sale, financing or other disposition of the Property and is not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year, nor does the unpaid amount carry over from year to year.

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations even though distributions were approximately $889,000 greater than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2016, approximately $1,183,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2016 was $16,000,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $65,201,000, as of December 31, 2016, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993. As a result of the property sales in 2015, $11,297,584 was distributed to the Unit Holders, $5,645,489 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2015. As a result of the property sale in 2016, $6,540,706 was distributed to the Unit Holders, $888,611 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2016.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2016. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $247,000. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $585,000 during 2016 to perform partnership management and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $8,300 in 2016 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2016.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2016 and 2015 were as follows.

	2016	2015
(1) Audit Fees	$76,000	$76,935
(2) Audit-Related Fees	$2,075	$0
(3) Tax Fees	$27,910	$45,750
(4) All Other Fees	$0	$0
(5) Total	$101,985	$122,685

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees: pertain to review of the Partnership’s proxy statement filings.

Tax fees: pertain to services performed for tax compliance and tax consulting, including preparation of tax returns and partners’ Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2016 and 2015 were pre-approved by the Independent Director of the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2016 and 2015

(iii)	Statements of Operations for the fiscal years ended December 31, 2016 and 2015.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2016 and 2015.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2016 and 2015.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The	following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on June 3, 2013.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term Sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on July 26, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The	following exhibit is incorporated by reference to the Form 10-Q that was filed on November 13, 2013.

10(r)	Mortgage Notes made as of July 18 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on April 9, 2015.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on June 8, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe and new Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on June 23, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills, and Stonegate.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on August 21, 2015.

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills, and Stonegate.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on September 28, 2015.

10(w)	Closure of the Sale of El Adobe.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on October 20, 2015.

10(x)	Board of Director’s vote on Partnership Management’s recommendations.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on November 4, 2015.

10(y)	Board of Director’s vote on Distribution declaration.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on November 24, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on December 8, 2015.

10(aa)	Board of Director’s vote on Distribution declaration.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on February 29, 2016.

10(bb)	Closure of the Sale of Ardmor Village.

The	following exhibit is incorporated by reference to Schedule 14D-9 that was filed on June 20, 2016.

10(cc)	Solicitation/Recommendation Statement on Tender Offer to unit holders.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on June 21, 2016.

10(dd)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Preliminary Schedule 14A that was filed on August 15, 2016.

10(ee)	Notice of Special Meeting and Preliminary Proxy Statement regarding proposed plan of dissolution of the Partnership.

The following exhibit is incorporated by reference to the Revised Preliminary Schedule 14A that was filed on November 8, 2016.

10(ff)	Notice of Special Meeting and Revised Preliminary Proxy Statement regarding proposed plan of dissolution of the Partnership.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on November 22, 2016.

10(gg)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Definitive Schedule 14A that was filed on November 29, 2016.

10(hh)	Notice of Special Meeting and Definitive Proxy Statement regarding proposed plan of dissolution of the Partnership.

The	following exhibit is incorporated by reference to the Form 8-K that was filed on January 18, 2017.

10(ii)	Results of Special Meeting and unit holder approval of proposed plan of dissolution of the Partnership.

The	following exhibits are attached to this Report:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter summary of the estimated fair market values of the Partnership's two manufactured housing communities, as of February 1, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: March 10, 2017

By:	/s/ Susann Kehrig	By:	/s/ Roger I. Zlotoff
	Susann Kehrig		Roger I. Zlotoff
	Principal Financial Officer		Principal Executive Officer
	(Vice President Finance of		(President & Chief Executive Officer of
	Uniprop, Inc.)		Uniprop, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Uniprop Manufactured Housing Communities Income Fund II

We have audited the accompanying consolidated balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operation, partners’ equity, and cash flows for each of the years then ended. Our audits also included the accompanying financial Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016. The Partnership’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund II and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed the presentation of deferred financing costs for the years ended December 31, 2016 and 2015 due to the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 10, 2017

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Balance Sheets

December 31,	2016	2015

Assets

Property and Equipment
Buildings and improvements	$16,652,714	$16,421,414
Land	3,594,573	3,594,573
Manufactured homes and improvements	3,468,208	2,902,342
Furniture and equipment	159,658	159,658

	23,875,153	23,077,987
Less accumulated depreciation	15,907,387	15,351,250

Net Property and Equipment	7,967,766	7,726,737

Cash	7,202,852	10,789,645
Deferred home relocation costs - net	0	54,394
Other assets	898,439	741,305
Assets held for sale	0	2,642,601

Total Assets	$16,069,057	$21,954,682

Liabilities and Partners’ Equity

Notes payable – net of deferred financing costs	$17,542,594	$17,900,827
Accounts payable	13,388	23,427
Distributions payable	0	3,501,590
Other liabilities	299,133	282,049
Liabilities related to assets held for sale	0	2,656,641

Total Liabilities	17,855,115	24,364,534

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	(2,354,622)	(2,906,771)
General partner	568,564	496,919

Total Partners’ Equity	(1,786,058)	(2,409,852)

	$16,069,057	$21,954,682

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Operations

Year Ended December 31,	2016	2015
Revenue
Rental	$4,336,274	$3,876,699
Home sale income	75,002	5,116
Other	458,820	420,001

	4,870,096	4,301,816

Operating Expenses
Administrative	2,200,086	2,029,716
Property taxes	290,457	285,942
Utilities	232,726	231,674
Property operations	733,185	465,418
Depreciation	664,137	676,698
Interest	1,008,148	1,027,010
Home sale expense	82,705	2,000

	5,211,444	4,718,458

Loss from Continuing Operations	$(341,348)	$(416,642)

Income from Discontinued Operations	$7,505,848	$8,310,536

Net Income	$7,164,500	$7,893,894
Loss from Continuing Operations per Limited Partnership Unit	$(.10)	$(.13)
Income from Discontinued Operations per Limited Partnership Unit	$2.27	$2.52
Total Income per Limited Partnership Unit	$2.17	$2.39
Distributions Declared Per Limited Partnership Unit	$1.98	$3.42

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income (Loss) Allocable to General Partner	$71,645	$78,939

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Partners’ Equity

Years Ended December 31, 2016 and 2015

	General
	Partner	Unit Holders	Total

Balance, January 1, 2015	$417,980	$575,857	$993,837

Distributions declared to unit holders	-	(11,297,583)	(11,297,583)

Net income for the year	78,939	7,814,955	7,893,894

Balance, December 31, 2015	496,919	(2,906,771)	(2,409,852)

Distributions declared to unit holders	-	(6,540,706)	(6,540,706)

Net income for the year	71,645	7,092,855	7,164,500

Balance, December 31, 2016	$568,564	$(2,354,622)	$(1,786,058)

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Cash Flows

Year Ended December 31,	2016	2015

Cash Flows From Operating Activities
Net income	$7,164,500	$7,893,894
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	664,137	1,139,194
Amortization and write-off of deferred financing costs	164,519	324,874
Amortization of home relocation costs	54,394	276,201
Loss (gain) on sale of manufactured homes	7,703	(21,577)
Gain on sale of discontinued operations	(8,177,909)	(9,937,675)
Increase in other assets	(157,134)	(49,383)
Decrease in accounts payable	(10,040)	(117,853)
Increase (decrease) in other liabilities	17,084	(177,414)

Net Cash (Used In) Provided By Operating Activities	(272,746)	(669,739)

Cash Flows From Investing Activities
Purchase of property and equipment	(231,300)	(19,147)
Investment in manufactured homes and improvements	(667,344)	(1,411,909)
Proceeds from sale of manufactured homes	75,002	121,785
Proceeds from sale of discontinued operations	10,551,474	20,267,166

Net Cash Provided By (Used In) Investing Activities	9,727,832	18,957,895

Cash Flows From Financing Activities
Distributions to unit holders	(10,042,296)	(7,795,993)
Repayments of notes payable	(2,999,583)	(7,019,918)

Net Cash Used In Financing Activities	(13,041,879)	(14,815,911)

Net (Decrease) Increase In Cash	(3,586,793)	3,472,245
Cash, at beginning of year	10,789,645	7,317,400

Cash, at end of year	$7,202,852	$10,789,645

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of two manufactured housing communities (the “properties”) at December 31, 2016, located in Florida and Nevada. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. The general partner is Genesis Associates Limited Partnership (“General Partner”).

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased its original nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities which were affiliates of the general partner. One property was sold in 2007, one was sold in 2008, four were sold in 2015, and one sold in 2016, leaving a total of two properties on December 31, 2016. As described in Note 8, subsequent to December 31, 2016, the Partnership’s unitholders approved a plan of dissolution which involves selling the remaining two properties.

In connection with the refinancing discussed in Note 2, to satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of the two properties was transferred into bankruptcy remote special purpose entities. The fee title to the Sunshine Village real property is now held by Sunshine Village MHP, LLC. The fee title to the West Valley real property is now held by West Valley MHP, LLC. Both of these entities are wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership. Sunshine Village MHP, LLC, West Valley MHP, LLC and IF II, Holdings, LLC are all disregarded entities for federal income tax purposes. The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership.

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

Accumulated depreciation on continuing properties for tax purposes was approximately $14,908,000 and $14,366,000 as of December 31, 2016 and 2015, respectively.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements that are unoccupied and held for lease or sale are stated at the lower of cost or fair value based on the specific identification method. Manufactured homes and improvements leased to tenants are reported at cost less accumulated depreciation. The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition. Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value. Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception. Depreciation expense related to these homes for the years ended December 31, 2016 and 2015 was $73,000 and $60,000, respectively. The following table summarizes the reported amount of manufactured homes and improvements for continuing properties at December 31, 2016 and 2015:

	2016
	# of Homes	Amount
Unoccupied - Available for sale	10	$528,406
Leased to tenants:
Cost	69	2,939,802
Accumulated Depreciation		(345,000)

Total	79	$3,123,208

	2015
	# of Homes	Amount
Unoccupied - Available for sale	12	$662,692
Leased to tenants:
Cost	57	2,239,650
Accumulated Depreciation		(380,000)

Total	69	$2,522,342

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Financing Costs

Deferred financing costs have been capitalized and are being amortized on a straight-line basis over the term of the related mortgage notes payable. In connection with the 2016 and 2015 sale of properties and repayment of mortgage notes payable described in Note 3, unamortized deferred financing costs totaling $97,999 and $242,785, were written off and included in amortization expense. Amortization and write off of deferred financing costs totaled $164,519 and $324,874 for December 31, 2016 and 2015, respectively. Amortization expense is included in interest expense in the consolidated statement of operations. Accumulated amortization expense related to these costs for continuing operations was $227,330 and $160,810 at December 31, 2016 and 2015, respectively.

Deferred Home Relocation Costs

The Partnership initiated the Sunshine Village Paid Home Relocation Program (the “Program”) during 2013. The Program was offered exclusively to residents of Seminole Estates, a 704 site, age 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Partnership incurred expenditures of $903,232, of which $816,203 was capitalized and amortized over the life of the residents’ three year rental periods. These costs have been fully amortized as of December 31, 2016.

Amortization of these costs recognized for the years ended December 31, 2016 and 2015 totaled $54,394 and $276,201, respectively, and have been recorded as a reduction to rental revenue.

Notes Receivable

The Company provides financing options for certain tenants executing home purchases. Tenant financing loan receivables, referred to as home loan contracts, and are periodically evaluated for collectability based on past credit history with tenants and their current financial condition.

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

Notes receivable are reported at cost and are included in Other Assets on the consolidated balance sheet. Notes receivable related to continuing operations totaled $169,839 and $187,074 at December 31, 2016 and 2015, respectively. Interest is recognized according to the terms of the note.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect the balance either through the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement or through settlement with the borrower by surrender of collateral. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. As of December 31, 2016 and 2015, no allowance for loan losses was recorded as all amounts were deemed collectible.

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

Recent Accounting Pronouncement

In April 2015, the FASB published Accounting Standards Update (ASU) 2015-03, which changed the presentation and disclosure of debt issuance costs in the financial statements by requiring these amounts to be presented as a direct deduction from the carrying amount of the related debt. The new guidance does not change the subsequent accounting for debt issuance costs and these amounts will continue to be amortized over the term of the related debt. However, amortization of debt issuance costs is now required to be reported as a component of interest expense. The new standard was effective in 2016 for all entities, and the Partnership adopted the new standard as of January 1, 2016. The adoption resulted in reclassification of net deferred financing costs of $437,864 and $504,383 from “Unamortized financing costs” to “Notes payable”, on the Balance Sheets as of December 31, 2016 and 2015, respectively.

Upcoming Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Partnership plans to apply the standard using the modified retrospective method. While the Partnership is in the process of making its preliminary assessment, it does not believe this will have a material impact on revenue recognition policies.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Partnership is currently evaluating the impact of the adoption of this ASU.

2. Notes Payable

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2016 and 2015, the balance on these notes was $17,980,458 and $18,405,210, respectively, excluding deferred financing costs.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Future maturities on the notes payable for the next five years and thereafter are as follows: 2017 - $449,922; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749; 2021 - $552,829 and thereafter - $15,482,448.

At December 31, 2016 and 2015, “Other Assets” includes cash of approximately $551,000 and $419,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s notes payable agreements. This cash is restricted from operating use.

3. Discontinued Operations and Asset Held for Sale

In August 2015, the Partnership closed on the sale of the three manufactured housing communities located in Michigan, namely Camelot Manor, Dutch Hills and Stonegate with Meritus Communities LLC for a purchase price of $14,200,000, less closing costs resulting in net proceeds in the amount of $13,777,650. The Partnership recognized a gain of $6,022,387. The mortgage obligations related to these properties of $3,052,889 were paid in full at the time of closing with proceeds from the sale. As part of the repayment on the mortgage notes, the Partnership incurred $346,693 in prepayment penalties. The Partnership also wrote off $116,113 of unamortized deferred financing costs related to the mortgage notes in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage notes were approximately $10,108,000.

In September 2015, the Partnership closed on the sale of the El Adobe manufactured housing community located in Las Vegas, Nevada with Lakeshore Communities Inc. for a purchase price of $6,700,000, less closing costs resulting proceeds in the amount of $6,490,120. The Partnership recognized a gain of $3,915,288. The mortgage obligation related to this property of $3,321,049 was paid in full at the time of closing. As part of the repayment on the mortgage notes, the Partnership incurred a prepayment penalty of $370,612. The Partnership also wrote off $126,672 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net cash proceeds resulting from the sale and pay off of the mortgage note were approximately $2,458,000.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

As a result of the sales, the Partnership has classified the four communities and the associated financial results as “discontinued operations” in the accompanying consolidated statement of operations for the year ended December 31, 2015.

In February 29, 2016, the Partnership closed on the sale of Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474 and the gain on the sale was approximately $8,070,000. The mortgage payable outstanding related to this property in the amount of $2,559,737, accrued interest of $8,742, prepayment penalty of $257,247, which was offset by a refund of the property tax escrow balance of $50,055, totaled $2,775,772 was paid in full at the time of closing. The Partnership also wrote off $97,999 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

As a result of the sale, the Partnership has classified the Ardmor Village community and the associated financial results as “discontinued operations” on the accompanying consolidated statement of operations for the years ended December 31, 2016 and 2015 and as an “asset held for sale” on the accompanying balance sheet as of December 31, 2015.

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

The major classes of revenue and expenses of discontinued operations for the periods ending December 31, 2016 and 2015 are as follows:

	2016	2015

Rent revenue	$146,561	$2,577,228
Home sale revenue	500	116,671
Other revenue	23,589	554,779
Total revenue	$170,650	$3,248,678

Administrative expenses	414,007	1,800,318
Property taxes	18,427	346,087
Utilities	20,855	336,714
Property operations	14,737	520,947
Depreciation	0	462,496
Interest expense	19,439	350,956
Home sale expenses	0	98,209
Total operating expenses	$487,465	$3,915,727

Income (loss) from property operations	(316,815)	(667,049)

Gain on sale of the properties	8,177,909	9,937,675
Prepayment penalties and write-off of deferred charges on debt extinguishment	(355,246)	(960,090)

Net income from discontinued operations	$7,505,848	$8,310,536

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

During the years ended December 31, 2016 and 2015, Uniprop AM LLC earned property management fees of approximately $247,000 and $383,000 in 2016 and 2015, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership overpaid Uniprop AM LLC by $5,000 at December 31, 2016. At December 31, 2015, the Partnership underpaid Uniprop AM LLC by $700.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $585,000 and $728,000 during 2016 and 2015, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $8,300 and $7,800 in 2016 and 2015, respectively, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the Partnership in the sale of new and pre-owned homes to property residents.

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership has an interest in the seller of the Sunshine Village property, acquired by the Partnership in 1987 and is entitled to contingent consideration that will not exceed $1,108,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amount received upon the sale, financing or other disposition of the related property, and is not determinable at this time.

5. Reconciliation of Financial Statement Income and Taxable Income	Year Ended December 31,	2016	2015

	Income (Loss) per the financial statements	$7,164,500	7,893,894

	Adjustments to depreciation for difference in methods	345,768	261,145

	Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes, sales of properties, and tangible property regulations adoption	216,675	857,567

	Income (Loss) Per the Partnership’s Tax Return	$7,726,943	9,012,606

6. Partners’ Capital	Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Annual distributable cash from operations and capital transactions was greater than the amount required for the annual 10% preferred return to the unit holders by approximately $889,000 in 2016, compared to $5,645,000, in 2015. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $65,201,000 as of December 31, 2016 has been distributed to the unit holders.

At December 31, 2016, the general partner’s cumulative incentive management interest to be distributed was approximately $16,000,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2017.

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

7. Supplemental Cash Flow Information	Interest paid during 2016 and 2015 was approximately $1,231,000, and $2,058,000, respectively.

8. Subsequent Event	As described in the Form 8-K dated January 17, 2017, a special meeting of the unit holders and the limited partners of the Fund was held on January 17, 2017. At the special meeting, the unit holders and limited partners voted on the proposed plan of dissolution of the Partnership. At the special meeting, 2,066,861 units were represented either in person or by proxy, which represented 62.568% of the units outstanding and entitled to vote.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

The votes cast regarding the proposed plan of dissolution were as follows: 1,988,742 For; 61,220 Against; and 16,899 Abstain.

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved. The Board of Directors has yet to decide on a specific course of action to implement the approved plan of dissolution, but will meet in the near future to discuss a strategy to sell the two remaining properties and dissolve the Partnership.

9. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2015 through December 31, 2016:

	Three Months Ended
2016	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$1,155	$1,277	$1,220	$1,218

Revenues from Discontinued Operations	$171	$0	$0	$0

Total Revenues from Operations	$1,326	$1,277	$1,220	$1,218

Income (Loss) from Continuing Operations	$(378)	$66	$(81)	$52

Income(Loss) from Discontinued Operations	$7,397	$0	$0	$108

Total Income (Loss)	$7,021	$66	$(81)	$160

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$(.11)	$.01	$(.02)	$.01

Income (Loss) Per Limited Partnership Unit from Discontinued Operations	$2.24	$.00	$.00	$.03

Total Income (Loss) Per Limited Partnership Unit from Operations	$2.13	$.02	$(.02)	$.04

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

2015	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$1,086	$1,056	$1,081	$1,079

Revenues from Discontinued Operations	$1,093	$1,069	$823	$264

Total Revenues from Operations	$2,179	$2,125	$1,904	$1,343

Income (Loss) from Continuing Operations	$18	$(20)	$(371)	$(43)

Income (Loss) from Discontinued Operations	$143	$54	$8,167	$(55)

Total Income(Loss)	$161	$34	$7,796	$(98)

Income (Loss) Per Limited Partnership Unit from Continuing Operations	$.00	$(.01)	$(.11)	$(.01)

Income (Loss) Per Limited Partnership Unit from discontinued Operations	$.05	$.01	$2.47	$(.01)

Total Income (Loss) Per Limited Partnership Unit from Operations	$.05	$.00	$2.36	$(.02)

Uniprop Manufactured

Housing Communities Income Fund II

(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2016

Column A	Column B	Column C		Colum n D		Column E			Column F	Column G	Column H
		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Buildings and Improvements	Land I	Buildings and improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Statement is Computed
Sunshine Village (Davie, FL)	6,254,073	1,215,862	4,875,878	-	832,218	1,215,862	5,708,096	6,923,958	5,324,341	1987	30 years
West Valley (Las Vegas NV)	11,726,386	2,289,700	9,158,800	89,011	1,785,818	2,378,711	10,944,618	13,323,329	10,101,474	1988	30 years
	$17,980,459	$3,505,562	$14,034,678	$89,011	$2,618,036	$3,594,573	$16,652,714	$20,247,287	$15,425,815

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Schedule III

December 31, 2016

1. Reconciliation of Land	The following table reconciles the land from January 1, 2015 to December 31, 2016:
		2016	2015
	Balance, at January 1	$3,594,573	$8,952,937

	Land held for sale	-	(1,067,374)

	Cost of land sold	-	(4,290,990)

	Balance, at December 31	$3,594,573	$3,594,573

2. Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2015 to December 31, 2016:

	2016	2015
Balance, at January 1	$16,421,414	$42,772,229

Additions to buildings and improvements	231,300	14,380

Additions to buildings and improvements of asset held for sale	-	4,768

Cost of asset held for sale	-	(5,762,594)

Cost of assets sold	-	(20,607,369)

Balance, at December 31	$16,652,714	$16,421,414

3. Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2015 to December 31, 2016:
		2016	2015
	Balance, at January 1	$14,841,645	$36,712,410

	Current year depreciation expense	584,170	608,068
	Accumulated depreciation on assets held for sale	-	(5,000,756)
	Accumulated depreciation on assets sold	-	(17,478,077)

	Balance, at December 31	$15,425,815	$14,841,645

4. Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.
10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on June 3, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on July 26, 2013.

10(r)	Mortgage Notes made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.	Incorporated by reference to the Form 10-Q filed on November, 13, 2013.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015.	Incorporated by reference to the Form 8-K filed on April 9, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015. Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe June 8, 2015.	Incorporated by reference to the Form 8-K filed on June 8, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills and Stonegate June 23, 2015.	Incorporated by reference to the Form 8-K filed on June 23, 2015.

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills and Stonegate August 18, 2015.	Incorporated by reference to the Form 8-K filed on August 21, 2015.

10(w)	Closure of the Sale of El Adobe September 28, 2015.	Incorporated by reference to the Form 8-K filed on September 28, 2015.

10(x)	Board of Directors vote on Partnership	Incorporated by reference to the Form 8-K filed
	Management’s recommendations October 5, 2015.	on October 20, 2015.

10(y)	Board of Director’s vote on Dividend declaration November 2, 2015.	Incorporated by reference to the Form 8-K filed on November 4, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village November 20, 2015.	Incorporated by reference to the Form 8-K filed on November 24, 2015.

10(aa)	Board of Director’s vote on Dividend declaration December 8, 2015.	Incorporated by reference to the Form 8-K filed on December 8, 2015.

10(bb)	Closure of the Sale of Ardmor Village February 26, 2016.	Incorporated by reference to the Form 8-K filed on February 29, 2016.

10(cc)	Solicitation/Recommen-dation Statement on Tender Offer to unit holders June 20, 2016.	Incorporated by reference to Schedule 14D-9 filed on June 20, 2016.

10(dd)	Recommendation Statement on Tender Offer to unit holders June 21, 2016.	Incorporated by reference to the Form 8-K filed on June 21, 2016.

10(ee)	Notice of Special Meeting and Preliminary Proxy Statement on proposed plan of dissolution August 15, 2016.	Incorporated by reference to the Preliminary Schedule 14A filed on August 15, 2016.

10(ff)	Notice of Special Meeting and Revised Preliminary Proxy Statement on proposed plan of dissolution November 8, 2016.	Incorporated by reference to the Revised Preliminary Schedule 14A filed on November 8, 2016.

10(gg)	Recommendation Statement on Tender Offer to unit holders November 22, 2016.	Incorporated by reference to the Form 8-K filed on November 22, 2016.

10(hh)	Notice of Special Meeting and Definitive Proxy Statement on proposed plan of dissolution November 29, 2016.	Incorporated by reference to the Definitive Schedule 14A filed on November 29, 2016.

10(ii)	Results of Special Meeting and unit holder approval of proposed plan of dissolution January 18, 2017.	Incorporated by reference to the Form 8-K filed on January 18, 2017.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Letter summary of the estimated fair market values of the Partnership's two manufactured housing communities, as of February 1, 2017.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*   This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

-54-