Form 10-Q
period 2017-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2017-05-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).           Yes ☐           No ☒

As of March 31, 2017, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31, 2017	December 31, 2016
	(Unaudited)
Properties:
Land	$3,594,573	$3,594,573
Buildings And Improvements	16,652,714	16,652,714
Furniture And Equipment	159,658	159,658
Manufactured Homes and Improvements	3,644,083	3,468,208
	24,051,028	23,875,153

Less Accumulated Depreciation	(16,068,842)	(15,907,387)
	7,982,186	7,967,766

Cash And Cash Equivalents	6,984,972	7,202,852
Other Assets	1,033,630	898,439

Total Assets	$16,000,788	$16,069,057

LIABILITIES & PARTNERS' EQUITY	March 31, 2017	December 31, 2016
	(Unaudited)

Accounts Payable	$35,621	$13,388
Other Liabilities	362,740	299,133
Notes Payable - net of deferred financing costs	17,445,779	17,542,594

Total Liabilities	17,844,140	17,855,115

Partners' Equity:
General Partner	569,312	568,564
Unit Holders	(2,412,664)	(2,354,622)

Total Partners' Equity	(1,843,352)	(1,786,058)

Total Liabilities And Partners' Equity	$16,000,788	$16,069,057

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)

Income:
Rental Income	$1,134,129	$1,042,026
Home Sale Income	0	1,001
Other	131,734	112,248

Total Income	$1,265,863	$1,155,275

Operating Expenses:
Administrative Expenses (Including $62,946and $59,271, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2017 and 2016 Respectively)	439,185	756,707
Property Taxes	72,300	72,975
Utilities	58,041	52,945
Property Operations	215,294	218,044
Depreciation	161,454	179,905
Interest	244,748	252,812
Home Sale Expense	0	351

Total Operating Expenses	$1,191,022	$1,533,739

Income (Loss) from Continuing Operations	$74,841	$(378,464)

Income from Discontinued Operations	$0	$7,397,848

Net Income	$74,841	$7,019,384

Income (Loss) Per Unit:
Continuing Operations	0.02	(0.11)
Discontinued Operations	0.00	2.24

Total Income Per Unit	0.02	2.13

Distribution Per Unit:	0.04	0.04

Weighted Average Number Of Limited Partnership Units Outstanding	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2016	$568,564	$(2,354,622)	$(1,786,058)
Distributions	-	(132,135)	(132,135)
Net Income	748	74,093	$74,841

Balance as of March 31, 2017	$569,312	$(2,412,664)	$(1,843,352)

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016

Cash Flows From Operating Activities:
Net Income	$74,841	$7,019,384

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	161,454	179,905
Amortization of Financing Costs	16,630	114,629
Amortization of Home Relocation Costs	0	41,604
Gain on Sale of Discontinued Operations	0	(8,069,909)
Gain on Sale of Manufactured Homes	0	650
Increase In Other Assets	(135,191)	(85,366)
Increase In Accounts Payable	22,233	50,587
Increase In Other Liabilities	63,607	54,880

Total Adjustments	128,733	(7,713,020)

Net Cash Provided By (Used In) Operating Activities	203,574	(693,636)

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(175,875)	(96,080)
Proceeds from Sale of Discontinued Operations	0	10,551,474
Proceeds from Sale of Manufactured Homes	0	1,001

Net Cash Used In Investing Activities	(175,875)	10,456,395

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(132,135)	(3,633,725)
Payments On Notes Payable	(113,444)	(2,680,247)

Net Cash Used In Financing Activities	(245,579)	(6,313,972)

(Decrease) Increase In Cash	(217,880)	3,448,787
Cash, Beginning	7,202,852	10,789,645

Cash, Ending	$6,984,972	$14,238,432

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2017 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016.

The Partnership initiated the Sunshine Village Paid Home Relocation Program (“Program”) during 2013. The Program was offered exclusively to residents of Seminole Estates, a 704 site, 55 and over manufactured home community in Hollywood, Florida that announced its closure. The Partnership incurred expenditures of $903,232, of which $816,203 was capitalized and amortized over the life of the residents’ three year rental period. These costs have been fully amortized as of December 31, 2016.

The carrying amounts of cash, accounts payable and notes payable approximate their fair values due to their short-term nature. The fair value of mortgage notes payable approximates their carrying amounts based on current borrowing rates.

2.	Mortgage Payable:

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2017 the balance on these notes was $17,867,013, excluding deferred financing costs.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2017 - $336,478; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749; 2021 - $552,829 and thereafter - $15,482,447.

3.	Discontinued Operations:

As described in the Form 8-K dated February 29, 2016, the Partnership closed on the sale of Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474 and the gain on the sale was approximately $8,070,000. The mortgage payable outstanding related to this property in the amount of $2,559,737, accrued interest of $8,742, prepayment penalty of $257,247, which was offset by a refund of the property tax escrow balance of $50,055, totaling $2,775,772 was paid in full at the time of closing. The Partnership also wrote off $97,999 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

As a result of the property sale, the associated financial results have been classified as “discontinued operations” in the accompanying financial statements for all historical periods presented.

The following is a summary of results of operations of the property classified as discontinued operations for the period ending March 31, 2016: Total Revenue was $170,650, and Total Operating Expenses were $134,096. For the period ending March 31, 2017, there were no results of operations from activities classified as discontinued operations.

Total Cash Flows Used in Operating Activities of the property classified as discontinued operations for the period ending March 31, 2016 were $618,698. In addition, Total Cash Flows Provided by Investing Activities of the property classified as discontinued operations were $10,552,475. For the period ending March 31, 2016, there were no cash flows from activities classified as discontinued operations.

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

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved, which is consistent with the provisions of the Partnership Agreement.

4.	Subsequent Event:

The Board of Directors has discussed and determined a strategy to sell the two remaining properties and dissolve the Partnership. The Board has instructed Management to sell Sunshine Village only via a sealed bid process.  As of April 21, 2017 an Offering Memorandum and bid instructions were sent to 6 brokerage firms and 20 qualified principals.  The Fund has informed the brokers and the bidders of the following terms and conditions:

1.	The Fund will not pay a real estate brokerage commission; all bids must include an indemnification from the bidder
2.	Sealed bids are due, in writing, to the attorney for the Fund by June 2, 2017
3.	Bids will be compiled by the attorney for the Fund by June 7, 2017 and the Fund plans to respond to all bidders no later than June 23, 2017

4.	All bids are subject to compliance with Florida Statute 723 which provides a 45 day Right of First Refusal for the Homeowners’ Association
5.	The Fund reserves the right to cancel the bidding process at any time for any reason or no reason

Management of the Fund has communicated with the Consultant for the Fund to discuss the sale process and prepare the Consultant to receive a recommendation for the highest and best bid in the event Management makes a determination to make a recommendation to the Consultant.

5.	Upcoming Accounting Pronouncement

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

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

As a result, management intends to liquidate Sunshine Village and West Valley, and then dissolve the Fund in accordance with the Partnership Agreement, as described previously.

The Partnership expects to meet its short-term liquidity needs generally through its working capital and cash provided by operating activities.

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2017 the balance on these notes was $17,867,013, excluding deferred financing costs.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $0.04 per unit, to the unit holders for the first quarter ended March 31, 2017. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2017, the Partnership’s cash balance amounted to $6,984,972. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 71% at the end of March 2017 and 2016. The average monthly homesite rent as of March 31, 2017 was approximately $705 versus $682 from March 2016 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Sunshine Village	356	259	73%	717
West Valley	421	295	70%	692

Total on 3/31/17:	777	554	71%	$705
Total on 3/31/16:	777	552	71%	$682

*Not a weighted average

	Gross Revenue		Net Operating (Loss) Income and Net Income
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
	three months ended		three months ended

Sunshine	607,821	523,492	356,160	267,791
West Valley	654,603	625,288	406,241	408,590

	1,262,424	1,148,780	762,401	676,381
Partnership Management	3,439	6,495	(165,452)	(486,582)
Other Expense	—	—	(115,906)	(135,546)

Interest Expense	—	—	(244,748)	(252,812)

Depreciation	—	—	(161,454)	(179,905)

Continuing Operations	$1,265,863	$1,155,275	$74,841	$(378,464)

Discontinued Operations	$0	$170,650	$0	$7,397,848

	$1,265,863	$1,325,925	$74,841	$7,019,384

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

Comparison of Quarter Ended March 31, 2017 to Quarter Ended March 31, 2016

As described in the Statement of Operations, gross revenues from continuing operations increased by $110,588, to $1,265,863, in 2017, from $1,155,275, in 2016. This was due to an increase in rental income as a result of increases in market rent values from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $342,717 to $1,191,022 in 2017, as compared to $1,533,739 in 2016. This was mainly due to a decrease in administrative expenses.

As a result of the aforementioned factors, the Partnership experienced Net Income from continuing operations of $74,841 for the first quarter of 2017 compared to a Net Loss of $378,464 for the first quarter of 2016.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Partnership could be exposed to interest rate rise primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership’s future financing requirements.

Notes Payable: At March 31, 2017 the Partnership had notes payable outstanding in the amount of $17,867,013, excluding deferred financing costs. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 10, 2017

- 13 -