Form 10-Q
period 2017-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2017-08-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).         Yes ☐       No ☒

As of June 30, 2017, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30,2017	December 31, 2016
	(Unaudited)
Properties:
Land	$2,378,711	$3,594,573
Buildings And Improvements	10,944,324	16,652,714
Furniture And Equipment	93,805	159,658
Manufactured Homes and Improvements	1,963,137	3,468,208
	15,379,977	23,875,153

Less Accumulated Depreciation	(10,734,569)	(15,907,387)
	4,645,408	7,967,766

Cash And Cash Equivalents	6,873,361	7,202,852
Other Assets	881,534	898,439
Asset Held for Sale	3,636,704	0

Total Assets	$16,037,007	$16,069,057

LIABILITIES & PARTNERS' EQUITY	June 30,2017	December 31, 2016
	(Unaudited)
Accounts Payable	$13,864	$13,388
Other Liabilities	131,032	299,133
Notes Payable - net of deferred financing costs	11,176,137	17,542,594
Liabilities of Asset Held for Sale	6,547,848	0

Total Liabilities	17,868,881	17,855,115

Partners' Equity:
General Partner	570,748	568,564
Unit Holders	(2,402,622)	(2,354,622)

Total Partners' Equity	(1,831,874)	(1,786,058)

Total Liabilities And
Partners' Equity	$16,037,007	$16,069,057

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Income:
Rental Income	$1,170,460	$1,143,710	$584,185	$571,706
Home Sale Income	0	1,002	0	1
Other	148,730	117,749	76,963	58,971

Total Income	1,319,190	1,262,461	661,148	630,678

Operating Expenses:
Administrative Expenses (Including $126,944, $119,667, $62,946 and $60,396, in Property Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2017 and 2016, respectively)	649,063	902,229	335,262	284,991
Property Taxes	41,400	41,540	20,700	21,065
Utilities	75,473	66,833	39,064	34,534
Property Operations	230,764	153,969	107,098	91,745
Depreciation	213,636	236,284	106,818	110,289
Interest	331,504	340,431	166,101	169,769
Home Sale Expense	0	351	0	0

Total Operating Expenses	1,541,840	1,741,637	775,043	712,393

Income from Continuing Operations	$(222,650)	$(479,176)	$(113,895)	$(81,715)

Income (Loss) from Discontinued Operations	$441,104	$7,565,031	$257,508	$148,186

Net Income	$218,454	$7,085,855	$143,613	$66,471

Income Per Unit:
Continuing Operations	$(0.07)	$(0.14)	$(0.04)	$(0.02)
Discontinued Operations	$0.14	$2.29	$0.08	$0.04

Total Income Per Unit	$0.07	$2.15	$0.04	$0.02

Distribution Per Unit:	$0.08	$1.90	$0.04	$1.86

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2017 and 2016.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2016	$568,564	$(2,354,622)	$(1,786,058)
Distributions	0	(264,270)	(264,270)
Net Income	2,184	216,270	218,454

Balance as of June 30, 2017	$570,748	$(2,402,622)	$(1,831,874)

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	June 30, 2017	June 30, 2016

Cash Flows From Operating Activities:
Net Income	$218,454	$7,085,855

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	268,272	343,987
Amortization of Financing Costs	33,260	131,259
Amortization of Home Relocation Costs	0	54,394
Gain on Sale of Discontinued Operations	0	(8,069,909)
(Loss) Gain on Sale of Manufactured Homes	0	(7,703)
Increase In Other Assets	(351,580)	(385,044)
Increase In Accounts Payable	63,668	31,353
Increase In Other Liabilities	140,159	126,055

Total Adjustments	153,779	(7,775,608)

Net Cash (Used In) Provided By Operating Activities	372,233	(689,753)

Cash Flows Provided By (Used In) Investing Activities:
Investment in Manufactured Homes and Improvements	(214,133)	(112,182)
Purchase of Property and Equipment	0	(47,019)
Proceeds from Sale of Discontinued Operations	0	10,551,474
Proceeds from Sale of Manufactured Homes	0	74,002

Net Cash Provided By (Used In) Investing Activities	(214,133)	10,466,275

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,270)	(9,778,025)
Payments On Notes Payable	(223,321)	(2,784,462)

Net Cash Used In Financing Activities	(487,591)	(12,562,487)

Decrease In Cash	(329,491)	(2,785,965)
Cash, Beginning	7,202,852	10,789,645

Cash, Ending	$6,873,361	$8,003,680

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2017 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2017 the balance on these notes was $17,757,137, excluding deferred financing costs.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2017 - $226,602; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749; 2021 - $552,829 and thereafter - $15,482,447.

3.	Discontinued Operations and Asset Held for Sale:

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

As a result of the affirmative vote, the Board of Directors, with the approval of the Consultant for the Fund, instructed management to proceed with a sealed bid process to determine a buyer of the Sunshine Village Community located in Davie, Florida. During April 2017, an Offering Memorandum and bid instructions were sent to 6 brokerage firms and 20 qualified principals.  During June 2017, the sealed bids were reviewed and as described in Form 8-K dated July 10, 2017, the Partnership has entered into a Contract for Sale and Purchase of Real and Personal Property with a potential buyer for the sale of Sunshine Village, with an expected closing date in third quarter 2017.

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

Based on the information outlined, the Partnership has concluded that the Sunshine Village property meets the criteria as an asset held for sale on the accompanying Balance Sheets. Similarly, the Sunshine Village and Ardmor Village communities and associated financial results are classified as “discontinued operations” on the accompanying Statements of Operations.

The assets and liabilities related to the community classified as “asset held for sale” as of June 30, 2017 are as follows: Total Assets of $3,636,704 consist of Current Assets of $368,485 and Fixed Assets of $9,525,513 less Accumulated Depreciation of $6,257,294. Total Liabilities of $6,547,848 consist of Current Liabilities of $371,452 and Long Term Liabilities of $6,176,396.

The following is a summary of results of operations of the properties classified as discontinued operations for the six month periods ended June 30, 2017 and 2016: Total Revenue was $1,233,384 and Total Operating Expenses were $742,280 for the period ended June 30, 2017. For the same period in 2016, Total Revenue was $1,340,207, Total Operating Expenses were $1,845,085 and the Gain on Sale was $8,069,909

The following is a summary of results of operations of the properties classified as discontinued operations for the three month periods ended June 30, 2017 and 2016: Total Revenue was $625,563 and Total Operating Expenses were $368,056 for the period ended June 30, 2017. For the same period in 2016, Total Revenue was $646,065 and Total Operating Expenses were $497,879.

Total Cash Flows Used in Operating Activities of the properties classified as discontinued operations for the period ended June 30, 2017 and 2016 were $119,729 and $467,738, respectively. In addition, Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations for the period ended June 30, 2017 were $66,660 and Total Cash Flows Provided by Investing Activities of the properties classified as discontinued operations for the period ended June 30, 2016 were $10,599,140.

4.	Upcoming Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year ending December 31, 2019. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Partnership plans to apply the standard using the modified retrospective method. While the Partnership is in the process of making its preliminary assessment, it does not believe this will have a material impact on revenue recognition policies.

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

As a result, management intends to liquidate Sunshine Village and West Valley, and then dissolve the Fund in accordance with the Partnership Agreement, as previously described.

The Partnership expects to meet its short-term liquidity needs generally through its working capital and cash provided by operating activities.

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2017 the balance on these notes was $17,757,137, excluding deferred financing costs.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $.04 per unit, to the unit holders for the second quarter ended June 30, 2017. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2017, the Partnership’s cash balance amounted to $6,873,361. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 71% at the end of June 2017 versus 71% at the end of June 2016. The average monthly homesite rent as of June 30, 2017 was approximately $705; versus $682 from June 2016 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Sunshine Village	356	262	74%	717
West Valley	421	287	68%	692

Total on 6/30/17:	777	549	71%	$705
Total on 6/30/16:	777	549	71%	$682

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	6/30/2017	6/30/2016	6/30/2017	6/30/2016	06/30/2017	06/30/2016	06/30/2017	06/30/2016
	three months ended		three months ended		six months ended		six months ended

West Valley	657,822	625,937	389,918	395,841	1,312,425	1,251,225	796,160	804,431

Partnership Management	3,326	4,741	(172,533)	(150,385)	6,765	11,236	(337,985)	(636,968)
Other Expense	—	—	(58,361)	(47,112)	—	—	(135,685)	(69,924)

Interest Expense	—	—	(166,101)	(169,769)	—	—	(331,504)	(340,431)

Depreciation	—	—	(106,818)	(110,290)	—	—	(213,636)	(236,284)
Continuing Operations	$661,148	$630,678	$(113,895)	$(81,715)	$1,319,190	$1,262,461	$(222,650)	$(479,176)
Discontinued Operations	$625,563	$646,065	$257,508	$148,186	$1,233,384	$1,340,207	$441,104	$7,565,031
	$1,286,711	$1,276,743	$143,613	$66,471	$2,552,574	$2,602,668	$218,454	$7,085,855

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

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Gross revenues from continuing operations increased $30,470 to $661,148 in 2017, from $630,378 in 2016. This was mainly due to increases in market rent value and lease income from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations increased $62,650 to $775,043 in 2017, as compared to $712,393 in 2016. This was mainly due to an increase in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $113,895 for the second quarter of 2017 compared to a Net Loss of $81,715 for the second quarter of 2016.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Gross revenues from continuing operations increased $56,729 to $1,319,190 in 2017, from $1,262,461 in 2016. This was due to increases in market rent value from the prior year, as well as increases in lease home income.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $199,797 to $1,541,840 in 2017, as compared to $1,741,637 in 2016. This was mainly due to a decrease in administrative expenses, offset by an increase in property operations expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $222,650 in 2017 as compared to a Net Loss of $479,176 in 2016.

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

Note Payable: At June 30, 2017 the Partnership had notes payable outstanding in the amount of $17,757,137, excluding deferred financing costs. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

Dated: August 10, 2017

- 14 -