Form 10-Q
period 2017-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2017-11-13
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of September 30, 2017, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30,2017	December 31, 2016
	(Unaudited)
Properties:
Land	$2,378,711	$3,594,573
Buildings And Improvements	10,944,319	16,652,714
Furniture And Equipment	93,805	159,658
Manufactured Homes and Improvements	2,231,127	3,468,208
	15,647,962	23,875,153

Less Accumulated Depreciation	(10,827,053)	(15,907,387)
	4,820,909	7,967,766

Cash And Cash Equivalents	6,529,116	7,202,852
Other Assets	938,213	898,439
Asset Held for Sale	3,792,601	0

Total Assets	$16,080,839	$16,069,057

LIABILITIES & PARTNERS' EQUITY	September 30,2017	December 31, 2016
	(Unaudited)

Accounts Payable	$9,219	$13,388
Other Liabilities	131,492	299,133
Notes Payable - Net of deferred financing costs	11,120,161	17,542,594
Liabilities of Asset Held for Sale	6,569,394	0

Total Liabilities	17,830,266	17,855,115

Partners' Equity:
General Partner	572,894	568,564
Unit Holders	(2,322,321)	(2,354,622)

Total Partners' Equity	(1,749,427)	(1,786,058)

Total Liabilities And
Partners' Equity	$16,080,839	$16,069,057

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Income:
Rental Income	$1,763,949	$1,709,270	$593,489	$565,560
Home Sale Income	0	1,002	0	0
Other	228,477	181,175	79,747	63,426

Total Income	1,992,426	1,891,447	673,236	628,986

Operating Expenses:
Administrative Expenses
(Including $191,727, $180,262, $64,783 and $60,595, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Periods Ended September 30, 2017 and 2016, respectively)	900,723	1,276,449	251,660	374,220
Property Taxes	62,100	61,425	20,700	19,885
Utilities	126,124	108,904	50,651	42,071
Property Operations	344,226	294,942	113,462	140,973
Depreciation	306,121	341,753	92,485	105,469
Interest	498,303	510,984	166,799	170,553
Home Sale Expense	0	351	0	0

Total Operating Expenses	2,237,597	2,594,808	695,757	853,171

Loss from Continuing Operations	($245,171)	($703,361)	($22,521)	($224,185)

Income from Discontinued Operations	$678,208	$7,707,780	$237,104	$142,749

Net Income	$433,037	$7,004,419	$214,583	($81,436)

Income(Loss) Per Unit:
Continuing Operations	($0.07)	($0.21)	$0.00	($0.07)
Discontinued Operations	$0.22	$2.33	$0.08	$0.04

Total Income Per Unit	$0.15	$2.12	$0.08	($0.03)

Distribution Per Unit:	$0.12	$1.94	$0.04	$0.04

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Periods Ended September 30, 2017 and 2016.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2016	$568,564	($2,354,622)	($1,786,058)
Distributions	0	(396,406)	(396,406)
Net Income	4,330	428,707	433,037

Balance as of September 30, 2017	$572,894	($2,322,321)	($1,749,427)

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	September 30,2017	September 30,2016

Cash Flows From Operating Activities:
Net Income	$433,037	$7,004,419

Adjustments To Reconcile Net Income
To Net Cash Provided By
Operating Activities:
Depreciation	360,757	502,306
Amortization of Financing Costs	49,889	147,889
Amortization of Home Relocation Costs	0	54,394
Gain on Sale of Discontinued Operations	0	(8,069,909)
(Loss) Gain on Sale of Manufactured Homes	0	(7,703)
Increase In Other Assets	(384,388)	(367,456)
Increase In Accounts Payable	67,978	58,694
Increase In Other Liabilities	191,933	160,572

Total Adjustments	286,169	(7,521,213)

Net Cash (Used In) Provided By Operating Activities	719,206	(516,794)

Cash Flows Provided By (Used In) Investing Activities:
Investment in Manufactured Homes and Improvements	(661,886)	(329,489)
Purchase of Property and Equipment	0	(205,900)
Proceeds from Sale of Discontinued Operations	0	10,551,474
Proceeds from Sale of Manufactured Homes	0	74,002

Net Cash Provided By (Used In) Investing Activities	(661,886)	10,090,087

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(396,406)	(9,910,160)
Payments On Notes Payable	(334,650)	(2,924,089)

Net Cash Used In Financing Activities	(731,056)	(12,834,249)

Decrease In Cash	(673,736)	(3,260,956)
Cash, Beginning	7,202,852	10,789,645

Cash, Ending	$6,529,116	$7,528,689

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2017 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2016.

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

The Partnership has two mortgage notes payable with Cantor Commercial Real Estate collateralized by Sunshine Village, located in Davie, Florida and West Valley, located in Las Vegas, Nevada. The mortgages are payable in monthly installments of interest and principal through August, 2023. These refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2017 the balance on these notes was $17,645,808, excluding deferred financing costs.

Future maturities on the notes payable for the next five years and thereafter are as follows: 2017 - $115,273; 2018 - $473,724; 2019 - $498,786; 2020 - $522,749; 2021 - $552,829 and thereafter - $15,482,447.

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

As a result of the affirmative vote, the Board of Directors, with the approval of the Consultant for the Fund, instructed management to proceed with a sealed bid process to determine a buyer of the Sunshine Village Community located in Davie, Florida. During April 2017, an Offering Memorandum and bid instructions were sent to 6 brokerage firms and 20 qualified principals.  During June 2017, the sealed bids were reviewed and as described in Form 8-K dated July 10, 2017, the Partnership has entered into a Contract for Sale and Purchase of Real and Personal Property with a buyer for the sale of Sunshine Village.

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

The assets and liabilities related to the community classified as “asset held for sale” as of September 30, 2017 are as follows: Total Assets of $3,792,601 consist of Current Assets of $344,614 and Fixed Assets of $9,705,281 less Accumulated Depreciation of $6,257,294. Total Liabilities of $6,569,394 consist of Current Liabilities of $431,721 and Long Term Liabilities of $6,137,673.

The following is a summary of results of operations of the properties classified as discontinued operations for the nine month periods ended September 30, 2017 and 2016: Total Revenue was $1,862,433 and Total Operating Expenses were $1,184,225 for the period ended September 30, 2017. For the same period in 2016, Total Revenue was $1,930,813, Total Operating Expenses were $2,292,942 and the Gain on Sale was $8,069,909

The following is a summary of results of operations of the properties classified as discontinued operations for the three month periods ended September 30, 2017 and 2016: Total Revenue was $629,049 and Total Operating Expenses were $391,945 for the period ended September 30, 2017. For the same period in 2016, Total Revenue was $590,606 and Total Operating Expenses were $447,857.

Total Cash Flows Provided by Operating Activities of the properties classified as discontinued operations for the period ended September 30, 2017 were $203,868 and Total Cash Flows Used in Operating Activities of the properties classified as discontinued operations for the period ended September 30, 2016 were $244,779. In addition, Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations for the period ended September 30, 2017 were $246,423 and Total Cash Flows Provided by Investing Activities of the properties classified as discontinued operations for the period ended September 30, 2016 were $10,576,478.

4.	Upcoming Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year ending December 31, 2019. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Partnership plans to apply the standard using the modified retrospective method. While the Partnership is in the process of making its assessment, it does not believe this will have a material impact on revenue recognition policies.

5.	Subsequent Event

As described in the Form 8-K dated July 10, 2017, Uniprop Manufactured Housing Communities Income Fund II (the “Fund”) entered into a Contract for the Sale of Real and Personal Property of Sunshine Village, located in Davie, Florida.

On October 31, 2017, the transaction was consummated at a gross sales price of $33,000,000, which included real property, homes in inventory, promissory notes and intangible assets.

Net sales proceeds were approximately $24,800,000 after closing costs, legal fees, mortgage loan repayment and related defeasance charges, and standard pro-rations for rents, security deposits, and ad valorem taxes.

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

On July 18, 2013, the Partnership refinanced its existing mortgage notes payable and executed two new mortgages payable in the amount of $19,320,000 secured by Sunshine Village, located in Davie, FL and West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage notes are payable in monthly installments of interest and principal through August, 2023. The refinanced notes bear interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of September 30, 2017 the balance on these notes was $17,645,808, excluding deferred financing costs.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loans. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $24,775,403 or $7.50 per unit, to the unit holders, broken down as $7.46 per unit as a result of the sale of Sunshine Village described previously and $0.04 per unit from operations for the third quarter ended September 30, 2017. The General Partner will continue to monitor cash flow generated by the Partnership’s properties during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of September 30, 2017, the Partnership’s cash balance amounted to $6,529,116. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's two properties reported combined occupancy of 73% at the end of September 2017 versus 72% at the end of September 2016. The average monthly homesite rent as of September 30, 2017 was approximately $705; versus $682 from September 2016 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Sunshine Village	356	268	75%	717
West Valley	421	299	71%	692

Total on 9/30/17:	777	567	73%	$705
Total on 9/30/16:	777	558	72%	$682

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	9/30/2017	9/30/2016	9/30/2017	9/30/2016	09/30/2017	09/30/2016	09/30/2017	09/30/2016
	three months ended		three months ended		nine months ended		nine months ended

West Valley	669,984	625,037	388,526	352,773	1,982,409	1,876,262	1,184,686	1,157,204

Partnership Management	3,252	3,949	(104,922)	(214,991)	10,017	15,185	(442,907)	(851,959)
Other Expense	—	—	(46,841)	(85,945)	—	—	(182,526)	(155,869)

Interest Expense	—	—	(166,799)	(170,553)	—	—	(498,303)	(510,984)

Depreciation	—	—	(92,485)	(105,469)	—	—	(306,121)	(341,753)
Continuing Operations	$673,236	$628,986	($22,521)	($224,185)	$1,992,426	$1,891,447	($245,171)	($703,361)
Discontinued Operations	$629,049	$628,986	$237,104	$142,749	$1,862,433	$1,930,813	$678,208	$7,707,780
	$1,302,285	$1,219,592	$214,583	($81,436)	$3,854,859	$3,822,260	$433,037	$7,004,419

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

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Gross revenues from continuing operations increased $44,250 to $673,236 in 2017, from $628,986 in 2016. This was mainly due to increases in market rent value and lease income from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $157,414 to $695,757 in 2017, as compared to $853,171 in 2016. This was mainly due to a decrease in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $22,521 for the third quarter of 2017 compared to a Net Loss of $224,185 for the third quarter of 2016.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Gross revenues from continuing operations increased $100,979 to $1,992,426 in 2017, from $1,891,447 in 2016. This was due to increases in market rent value from the prior year, as well as an increase in lease home income.

As described in the Statements of Operations, total operating expenses from continuing operations decreased $357,211 to $2,237,597 in 2017, as compared to $2,594,808 in 2016. This was mainly due to a decrease in administrative expenses, offset by increases in utility and property operations expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $245,171 in 2017 as compared to a Net Loss of $703,361 in 2016.

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

Note Payable: At September 30, 2017 the Partnership had notes payable outstanding in the amount of $17,645,808, excluding deferred financing costs. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

Dated: November 13, 2017