Form 10-K
period 2017-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2018-03-02
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
(Do not check if a smaller reporting company)
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

Yes ☐ No ☒

The estimated aggregate net asset value of the units as of February 1, 2018 held by non-affiliates, as estimated by Management of the General Partner, was $30,000,000. As of February 1, 2018, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I-

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt financing on favorable terms; the level and volatility of interest rates; and failure of the Partnership’s properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1.

ITEM 1.	BUSINESS

General Development of Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the "Partnership" or the “Fund”), acquired, maintains, leases, operates and ultimately will dispose of its remaining income producing residential real property consisting of West Valley, a manufactured housing community (the "Property"). The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220. The general partner is Genesis Associates Limited Partnership (“General Partner”).

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

The Partnership originally acquired seven properties in 1987 and acquired two additional Properties in 1988. Paradise Village was sold in 2007, Country Roads was sold in 2008, and Camelot Manor, Dutch Hills, Stonegate and El Adobe were sold in 2015.

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

As described in the Form 8-K dated November 2, 2017, the Partnership closed on the sale of Sunshine Village for a sale price of $33,000,000 less closing costs resulting in proceeds in the amount of $32,957,625 and the gain on the sale was $29,580,000. The mortgage payable outstanding related to this property was $6,124,075 and defeasance premium of $961,521, totaling $7,085,596, was paid in full at the time of closing. The Partnership also wrote off $134,947 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $25,448,000.

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

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved. A specific course of action to implement the approved plan of dissolution by The Board of Directors was established, resulting in the sale of the Sunshine Village property, as described below. The West Valley property will be listed for sale in 2018, and when sold, the dissolution of the Partnership will follow in the future.

The property sales of Ardmor Village and Sunshine Village comply with the strategic shift of the Partnership and as a result the associated financial results of these properties have been classified as “discontinued operations” in the accompanying financial statements for all historical periods presented.

As of December 31, 2017, the Partnership owns one manufactured home community, West Valley. The Partnership does not intend to acquire any other communities.

The Partnership operates the West Valley property as a manufactured housing community with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can continue to be achieved.

The Partnership has a mortgage note payable with Cantor Commercial Real Estate collateralized by West Valley, located in Las Vegas, Nevada. The mortgage is payable in monthly installments of interest and principal through August 2023. The note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of December 31, 2017, the balance on this note was $11,432,959, excluding deferred financing costs.

To facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop AM, LLC and his spouse provided a “Guaranty of Recourse Obligations” for this loan. The Board of Directors has approved a guaranty fee of $37,500 per year for West Valley payable to Mr. Zlotoff. This fee effectively adds 30 basis points to the annual cost of the financing.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its manufactured housing communities. Partnership operations commenced in April 1987, upon the acquisition of the first two Properties. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8.

Competition

The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured home sites on a collective basis. This trend may result in increased competition with the Partnership for residents. In addition, the General Partner, its affiliates or both, has and may in the future participate directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects, which may be in direct competition with the West Valley property.

The West Valley property competes with numerous similar facilities located in its geographic area. In the Las Vegas, Nevada area, the Property competes with approximately ten other communities offering approximately 2,428 housing sites. The Property also competes against other forms of housing including apartments, condominium complexes and site built homes.

Employees

The Partnership employs several part-time employees to perform Partnership management and investor relations’ services. The Partnership retains an affiliate of the General Partner, Uniprop AM, LLC, as the property manager for its Property. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from the Property or the amount which would be payable to unaffiliated third parties for comparable services. Per the terms of the Partnership dissolution plan approved by the unit holders and the limited partners at the special meeting held on January 17, 2017, Uniprop AM, LLC will be entitled to receive a management fee of $10,000 per month from the Partnership for a period of 12 months after the respective sale of each Sunshine Village and West Valley in relation to the dissolution of the Partnership.

Uniprop AM, LLC retains local managers on behalf of the Partnership at the Property. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $25,000 to $35,000. Community Managers are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC, as property manager, has overall management authority for each property.

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

The manufactured housing industry is now in the fourteenth consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

As a result of the geographic concentration of our property in Nevada, we are exposed to the risks of downturns in the local economy or other local real estate market conditions due to plants closing and industry slowdowns, which could adversely affect occupancy rates, rental rates and property values in these markets. Our income would also be adversely affected if residents were unable to pay rent or if sites were unable to be rented on favorable terms.

2.	The General Partner and its Affiliates have Conflicts of Interest. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Unit holders, the directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to its owners. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner. Conflicts of interest may arise between the General Partner and its affiliates and the Unit Holders. As a result of these conflicts, the General Partner may favor its own interests and the interests of its affiliates over the interests of the Unit Holders.

3.	Reliance on General Partner’s Direction and Management of the Property. The success of the Partnership will, to a large extent, depend on the quality of the management of the Property by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the Property. To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership’s financial results and operations may be adversely affected.

4.	Federal Income Tax Risks. Federal income tax considerations will materially affect the economic consequences of an investment in the Property. The tax consequences of the Partnership’s activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership’s financial results and its ability to make distributions to the Unit Holders. Additionally, the tax benefits enjoyed by the Unit holders may be reduced or eliminated.

5.	Limited Liquidity of the Units. The transfer of Units is subject to certain limitations. The public market for such Units is very limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

6.	Competition. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. Finally, the popularity and affordability of site built homes has also increased in recent years while the availability of chattel financing has decreased. These trends have resulted in increased competition for tenants to occupy the Partnership property.

7.	Management and Control of Partnership Affairs. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. The Unit Holders do not have the right to participate in the management of the Partnership or its operations. However, the vote of Unit Holders holding more than 50% of the outstanding voting interests is required to: (a) amend the Partnership Agreement; (b) approve or disprove the sale of one property or a series of transactions of all or substantially all of the assets of the Partnership; (c) dissolve the Partnership; (d) remove the General Partner; or (e) approve certain actions by the General Partner that the Consultant recommends against.

8.	Uninsured Losses. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership’s ability to make distributions would be adversely affected.

9.	Environmental Matters. Because the Partnership deals with real estate, it is subject to various federal, state and local environmental laws, rules and regulations. Changes in such laws, rules and regulations may cause the Partnership to incur increased costs of compliance which may have a material adverse effect on the operations of the Partnership and its ability to make distributions to Unit holders.

10.	No Guarantee of Distributions. The General Partner may withhold cash for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership’s business. A Unit Holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit Holder’s share of the Partnership’s taxable income, whether or not cash distributions are made by the Partnership. A Unit Holder may not receive cash distributions from the Partnership equal to the holder’s share of taxable income or even equal to the tax liability that results from the Unit Holder’s share of the Partnership’s taxable income.

11.	The Partnership May Not be Able to Generate Sufficient Working Capital to Fund its Operations. There can be no assurance that the Partnership will generate sufficient working capital from operations to operate the business or to fund distributions. Further, there can be no assurance that the Partnership will be able to borrow additional funds on terms favorable to the Partnership, if at all, to meet unanticipated working capital needs or to make distributions to the Unit Holders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

The Partnership originally purchased the remaining manufactured housing community for cash. The Property is currently encumbered with a mortgage.

The West Valley property is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Property consists of only the underlying real estate and improvements, not the actual homes themselves. The Property has a community center, which includes offices, meeting rooms and game rooms. The Property has a swimming pool, playground area, and recreational vehicle or boat storage areas.

The table below contains certain information concerning the Partnership's property.

Property Name and Location	Year Constructed	Acreage	Number of Sites

West Valley
W. Tropicana Ave
Las Vegas, NV	1972	53	421

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the Unit Holders in the event of the current sale of the Property at its current appraised value, plus cash reserves less the outstanding balances of the mortgages on the mortgaged Properties and sales expenses (but without consideration to tax consequences of the sale), by (ii) 3,303,387, the current number of Units outstanding. During the last few years, the General Partner noted variances in the appraisals and broker opinions of value compared to the sales prices of the properties sold in 2017, 2016 and 2015. As a result, the General Partner decided to use an internal estimate of value prepared by management based on market conditions to determine the fair market value of the West Valley property. This approach eliminates the cost of an appraisal to the Partnership, and may also provide a better assessment of the true market value of the property. As reported in Exhibit 99 of this Form 10-K the property was estimated to have an aggregate fair market value of $30,000,000 plus cash reserves of $6,466,145 net of liabilities, as of December 31, 2017. Assuming a sale of the West Valley property at February 1, 2018, at the estimated fair market value plus the cash reserves less payment of 3% selling expenses and mortgage debt, the net aggregate proceeds is estimated to be $24,133,186 or $7.31 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2017, the Partnership had 2,040 Unit Holders holding 3,303,387 units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

Quarter Ended	Distribution per Limited Partnership Unit

March 31, 2017	$0.04
June 30, 2017	$0.04
September 30, 2017	$7.50
December 31, 2017	$0.04

March 31, 2016	$1.86
June 30, 2016	$0.04
September 30, 2016	$0.04
December 31, 2016	$0.04

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership’s operations.

The Partnership has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Capital Resources

The capital formation phase of the Partnership began on April 1, 1987 when Sunshine Village and Ardmor Village were purchased by the Partnership and operations commenced. It ended on January 15, 1988 when El Adobe, the Partnership's last property, was purchased. The total capital raised through December 1987 was $66,067,740 of which approximately $58,044,000 was used to purchase the nine Properties after deducting sales commissions, advisory fees and other organization and offering costs. As of December 31, 2017, the Partnership has sold eight of the nine communities it had purchased.

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

As described in the Form 8-K dated November 2, 2017, the Partnership closed on the sale of Sunshine Village for a sale price of $33,000,000 less closing costs resulting in proceeds in the amount of $32,957,625 and the gain on the sale was $29,582,512. The mortgage payable outstanding related to this property was $6,124,075 and defeasance premium of $961,521, totaling $7,085,596, was paid in full at the time of closing. The Partnership also wrote off $134,947 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $25,448,000.

As a result of the property sales of Camelot Manor, Dutch Hills, El Adobe, Stonegate, Ardmor Village and Sunshine Village, which represented a strategic shift in the Partnership’s operations, the Partnership has classified the associated financial results of these properties as “discontinued operations” in the accompanying financial statements for all historical periods presented.

The Partnership has a mortgage note payable with Cantor Commercial Real Estate collateralized by West Valley, located in Las Vegas, Nevada. The mortgage is payable in monthly installments of interest and principal through August, 2023. This note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2017 the balance on this note was $11,432,959, excluding deferred financing costs.

To satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of the West Valley property was transferred into a bankruptcy remote special purpose entity. The fee title to the real property is now held by West Valley MHP, LLC. This entity is wholly owned by IF II, Holdings, LLC, a newly formed holding company which is wholly owned by the Partnership. West Valley MHP, LLC and IF II, Holdings, LLC are disregarded entities for federal income tax purposes.

The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership. In addition, to facilitate credit approval from the lender, Roger Zlotoff, President of Uniprop AM, LLC and his spouse provided a “Guaranty of Recourse Obligations” for the loan. The Board of Directors approved a guaranty fee of $37,500 per year for West Valley payable to Mr. Zlotoff. This fee effectively adds 30 basis points to the annual cost of the financing.

Future maturities on the note payable for the next five years and thereafter are as follows: 2018 - $308,951; 2019 - $325,295; 2020 - $340,923; 2021 - $360,541; 2022 - $379,614 and thereafter - $9,717,635.

The General Partner acknowledges that this mortgage poses some risks to the Partnership, but believes that such risks are not greater than risks typically associated with real estate financing.

Liquidity

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain property operations. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves are distributed to the Unit Holders on a quarterly basis. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all of the cash generated from operations, mortgage refinancings, or from property sales in order to maintain capital reserves. As of December 31, 2017, the Partnership had $6,618,956 in cash balances.

Results of Operations

Distributions

For the year ended December 31, 2017, the Partnership made distributions to the Unit Holders of $25,171,809, which is equal, on an annualized basis, to a 45.0% return on their adjusted capital contributions ($7.62 per $17.11 Unit). Distributions paid to Unit Holders for years 2016 and 2015 were $6,540,706 and $11,297,584, respectively.

The distributions paid in 2017 were greater than the amount required for the annual 10.0% preferred return to the Unit Holders by approximately $19,520,000. As described in Note 5 to the Partnership’s financial statements, the cumulative preferred return deficit through December 2017 was approximately $45,681,000. No distributions can be made to the General Partner in regard to its incentive management interest until the cumulative preferred return deficit has been distributed to the Unit Holders. At December 31, 2017, the unpaid amount to be distributed to the General Partner was approximately $20,200,000.

Revenue and Net (Loss) Income

For the year ended December 31, 2017, net loss from continuing operations was $866,576, compared to net loss of $854,778 for the year ended December 31, 2016. Gross revenue from continuing operations was $2,688,091 and $2,519,782, in 2017 and 2016, respectively.

For the year ended December 31, 2017, net income from discontinued operations was $28,303,786, compared to net income of $8,019,278 for the year ended December 31, 2016. Gross revenue from discontinued operations was $2,063,874 and $2,520,964, in 2017 and 2016, respectively.

Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of approximately $754,000 and $585,000 in 2017 and 2016 respectively, to perform partnership management and investor relation services for the Partnership. The amount paid in 2017 and 2016 included bonuses paid in connection with the sale of the properties discussed above.

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

In determining the fair value of the Partnership’s properties for purposes of assessing potential impairment and disclosure, the Partnership used Management estimates or engaged an independent brokerage firm to evaluate the market value of each property using the discounted cash flow or comparable sale methods. These methods consider future cash flow projections on a property by property basis, future capitalization rates, current interest rates and current market conditions of the geographical location of each property. In preparing these financial statements, the Partnership’s management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

Property Operations

Overall, as illustrated in the table below, the Partnership's remaining property had an average occupancy of 71% for the year ended December 31, 2017, as compared to 70% for the year ended December 31, 2016. The average monthly rent (not weighted average) was approximately $692 per home site for the year ended December 31, 2017, as compared to $672 for the year ended December 31, 2016. The manufactured housing industry in general has experienced lower retail sales over the past two years due to restrictive financing and the ease at which site-built homes, until recently, could be acquired and financed.

	Total Sites	Occupied Sites		Occupancy Rate		Average Rent
		2017	2016	2017	2016	2017	2016
West Valley	421	297	294	71%	70%	692	672

The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2017 and 2016.

	GROSS REVENUE		NET OPERATING INCOME AND NET LOSS

	2017	2016	2017	2016

West Valley	2,674,963	2,501,021	1,609,672	1,531,283
	2,674,963	2,501,021	1,609,672	1,531,283

Partnership Management Income and Expense	13,128	18,761	(1,221,357)	(1,087,308)

Other Expenses			(195,987)	(169,366)

Interest Expense			(660,123)	(680,625)

Depreciation			(398,781)	(448,762)

Continuing Operations	2,688,091	2,519,782	(866,576)	(854,778)

Discontinued Operations	2,063,874	2,520,964	28,303,786	8,019,278

TOTAL	$4,751,965	$5,040,746	$27,437,210	$7,164,500

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

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Total revenues from continuing operations increased $168,309 to $2,688,091 in 2017, compared to $2,519,782 in 2016. This was mainly due to increases in both market rental rates and lease home income.

The Partnership’s operating expenses from continuing operations increased $180,107 to $3,554,667 in 2017, compared to $3,374,560 in 2016. This was mainly due to increased administrative and property operation expenses.

As a result of the aforementioned factors, The Partnership experienced a net loss from continuing operations of $866,576 in 2017 compared to net loss of $854,778 in 2016.

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

Notes Payable: At December 31, 2017 the Partnership had a note payable outstanding in the amount of $11,432,959, collateralized by its remaining property within the Partnership. Interest on this note is accrued at a fixed rate of 5.09% as a result of the refinancing executed during 2013.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2017 and 2016, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016

(iii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2017 and 2016.

(iv)	Consolidated Statements of Partners' Equity for the fiscal years ended December 31, 2017 and 2016.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that as of December 31, 2017, our internal control over financial reporting was not effective due to a material weakness in our internal control over accounting for the disposition of manufactured home communities. Specifically, the controls were not designed to provide reasonable assurance that amounts recorded in connection with the disposition of community owned homes are materially correct in accordance with accounting principles generally accepted in the United States.

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

Information concerning officers of Uniprop, Inc., during the last five years or more is as follows:

Paul M. Zlotoff, 68, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured housing communities and some commercial properties. On May 13, 2011, Mr. Zlotoff resigned his position as Principal Executive Officer.

Jody Burttram, 57, became Independent Director of Genesis Associates in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Partnership. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President of International Banking, First Union National Bank from 1983 to 1992.

Susann Kehrig, 54, is Vice President of Finance of Uniprop, Inc. She has been with Uniprop since November 11, 1991. Ms. Kehrig is primarily responsible for the Accounting and Human Resource functions for the Partnership. Ms. Kehrig received her B.S. from Oakland University as a finance major, and received an MBA from Baker College with a concentration in Accounting. On June 1, 2011, Ms. Kehrig became the Principal Financial Officer.

Roger Zlotoff, 57, is President and Chief Operating Officer of Uniprop, Inc. He has been with Uniprop since October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Masters Degree in International Business from the University of South Carolina. On May 13, 2011 Mr. Zlotoff was appointed as Principal Executive Officer.

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

Paul M. Zlotoff had an interest in the original seller of Sunshine Village and was entitled to share in a contingent purchase price with respect to the Property, when the Property sold. The maximum amount which could be payable to Paul M. Zlotoff was $1,108,000. The seller would become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of such Property, but, only after the receipt by each Unit Holder of aggregate distributions equal to the sum of (i) his 10% cumulative preferred return plus (ii) 125% of his capital contribution. Based upon the proceeds received from the sale of the Sunshine Village property, as described previously, the contingency was not paid per the terms of the Partnership Agreement, nor does the unpaid amount carry over.

The Partnership will pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest is 15% of distributable cash from operations in any quarter. However, in each quarter, the General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each Unit Holder his 10% cumulative preferred return. During the last fiscal year, the General Partner received no distributions on account of its Incentive Management Interest from operations even though distributions were approximately $19,520,000 greater than the 10% cumulative preferred return due Unit Holders. Any such amounts of Incentive Management Interest unpaid in a taxable year will be accumulated and paid from distributable cash from capital transactions, but only after each Unit Holder has first received his 10% cumulative preferred return and 125% of his capital contribution. For 2017, approximately $4,200,000 was accumulated for the General Partner, and the General Partner's aggregate accumulated Incentive Management Interest as of December 2017 was $20,200,000. The actual Incentive Management Interest from operations to be accumulated or paid during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The Partnership does not anticipate any such amount will be distributed to the General Partner during the next fiscal year and will again be accumulated with payment deferred. No distributions of Incentive Management Interest may be made to the General Partner until the 10% cumulative preferred return of approximately $45,681,000, as of December 31, 2017, is first distributed to the Unit Holders. In February of 1994, as part of the 1993 mortgage financing with mortgage backed securities held with Bankers Trust, $23,119,767 was distributed to the Unit Holders, $13,572,978 of which eliminated the Unit Holders' preferred return deficit through December 31, 1993. As a result of the property sales in 2015, $11,297,584 was distributed to the Unit Holders, $5,645,489 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2015. As a result of the property sale in 2016, $6,540,706 was distributed to the Unit Holders, $888,611 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2016. As a result of the property sale in 2017, $25,171,809 was distributed to the Unit Holders, $19,519,714 of which eliminated part of the Unit Holders’ preferred return deficit through December 31, 2017.

The Partnership must also pay an Incentive Management Interest from capital transactions to the General Partner for its services rendered to the Partnership. The General Partner will be entitled to receive its share of distributable cash from capital transactions after (i) each Unit Holder has received aggregate distributions in an amount equal to the sum of (a) his 10% cumulative preferred return plus (b) 125% of his capital contribution, (ii) any contingent purchase prices have been paid, and (iii) any property disposition fees to Uniprop AM, LLC have been paid. The General Partner's share of distributable cash from capital transactions so payable will be (i) 100% of such distributable cash from capital distributions until the General Partner's share of the aggregate capital distributions made under section 11c(iii) and 11c(v) of the Partnership Agreement equal 25% and (ii) thereafter, 25% of such distributable cash from capital transactions. No Incentive Management Interest from capital transactions was paid to the General Partner for the fiscal year ended December 31, 2017. The Partnership does not anticipate that any such amounts will be paid or become payable to the General Partner during the next fiscal year.

Uniprop AM, LLC received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $261,000. Per the terms of the Partnership dissolution plan approved by the unit holders and the limited partners at the special meeting held on January 17, 2017, Uniprop AM LLC will be entitled to receive a management fee of $10,000 per month from the Partnership for a period of 12 months after the respective sale of each Sunshine Village and West Valley in relation to the dissolution of the Partnership.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $754,000 during 2017 to perform partnership management and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $0 in 2017 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes, Inc. represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained Plante & Moran, PLLC to audit its financial statements and provide other services for the year ended December 31, 2017.

The aggregate fees billed to the Partnership for professional services performed by Plante & Moran, PLLC during 2017 and 2016 were as follows.

	2017	2016
(1) Audit Fees	$76,000	$76,000
(2) Audit-Related Fees	0	$2,075
(3) Tax Fees	$28,950	$27,910
(4) All Other Fees	$0	$0
(5) Total	$104,950	$101,985

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees: In 2016, pertain to review of the Partnership’s proxy statement filings.

Tax fees: pertain to services performed for tax compliance and tax consulting, including preparation of tax returns and partners’ Schedule K-1 processing.

The services performed by Plante & Moran, PLLC in 2017 and 2016 were pre-approved by the Independent Director of the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2017 and 2016

(iii)	Statements of Operations for the fiscal years ended December 31, 2017 and 2016.

(iv)	Statements of Partners' Equity for the fiscal years ended December 31, 2017 and 2016.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017.

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987:

3(a)	Certificate of Limited Partnership for the Partnership

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant

The following exhibits are incorporated by reference to the Form 10-K for the fiscal year ended December 31, 1997:

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (Originally submitted with Form 10-K for the fiscal year ended December 31, 1987.)

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (As last submitted with Form 10-K for the fiscal year ended December 31, 1997.)

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 8, 1998:

10(f)	Mortgage notes, made as of August 20, 1998, between Uniprop Manufactured Housing Communities Income Fund II and GMAC CMC.

The following exhibit is incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2005:

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner, and Consultant, January 9, 2005

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank, October 19, 2005.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 17, 2007

10(i)	Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 13, 2007

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and Nelson C. Steiner for the sale of Paradise Village and Contract for Sale and Purchase of Real and Personal Property between Uniprop Manufactured Housing Communities Income Fund II and a private buyer for the sale of Paradise Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 17, 2007

10(k)	Closure of the Sale of Paradise Village between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 27, 2008.

10(l)	Closure of the Sale of Country Roads between Uniprop Manufactured Housing Communities Income Fund II and a private buyer.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 14, 2009.

10(m)	Change in Registrant’s Certifying Accountant from BDO Seidman, LLP to Plante & Moran, PLLC.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 13, 2011.

10(n)	Change in Principal Executive Officer from Paul Zlotoff to Roger Zlotoff.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 6, 2011.

10(o)	Change in Principal Financial Officer from Joel Schwartz to Susann Kehrig, formerly Szepytowski.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 3, 2013.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term Sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 26, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 10-Q that was filed on November 13, 2013.

10(r)	Mortgage Notes made as of July 18 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on April 9, 2015.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 8, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe and new Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 23, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills, and Stonegate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 21, 2015.

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills, and Stonegate.

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 28, 2015.

10(w)	Closure of the Sale of El Adobe.

The following exhibit is incorporated by reference to the Form 8-K that was filed on October 20, 2015.

10(x)	Board of Director’s vote on Partnership Management’s recommendations.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 4, 2015.

10(y)	Board of Director’s vote on Distribution declaration.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 24, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on December 8, 2015.

10(aa)	Board of Director’s vote on Distribution declaration.

The following exhibit is incorporated by reference to the Form 8-K that was filed on February 29, 2016.

10(bb)	Closure of the Sale of Ardmor Village.

The following exhibit is incorporated by reference to Schedule 14D-9 that was filed on June 20, 2016.

10(cc)	Solicitation/Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Form 8-K that was filed on June 21, 2016.

10(dd)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Preliminary Schedule 14A that was filed on August 15, 2016.

10(ee)	Notice of Special Meeting and Preliminary Proxy Statement regarding proposed plan of dissolution of the Partnership.

The following exhibit is incorporated by reference to the Revised Preliminary Schedule 14A that was filed on November 8, 2016.

10(ff)	Notice of Special Meeting and Revised Preliminary Proxy Statement regarding proposed plan of dissolution of the Partnership.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 22, 2016.

10(gg)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Definitive Schedule 14A that was filed on November 29, 2016.

10(hh)	Notice of Special Meeting and Definitive Proxy Statement regarding proposed plan of dissolution of the Partnership.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 18, 2017.

10(ii)	Results of Special Meeting and unit holder approval of proposed plan of dissolution of the Partnership.

The following exhibit is incorporated by reference to the Form 8-K that was filed on March 29, 2017.

10(jj)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Form 8-K that was filed on May 16, 2017.

10(kk)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Form 8-K that was filed on July 10, 2017.

10(ll)	Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 16, 2017.

10(mm)	Recommendation Statement on Tender Offer to unit holders.

The following exhibit is incorporated by reference to the Form 8-K that was filed on September 15, 2017.

10(nn)	Revision to the Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on October 17, 2017.

10(oo)	Revision to the Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 2, 2017.

10(pp)	Closure of the Sale of Sunshine Village.

The following exhibit is incorporated by reference to the Form 8-K that was filed on December 13, 2017.

10(qq)	Recommendation Statement on Tender Offer to unit holders.

The following exhibits are attached to this Report:

99.1	Letter summary of the estimated fair market value of the Partnership's manufactured housing community, as of February 1, 2018.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 2, 2018

By:	/s/ Susann Kehrig	By:	/s/ Roger I. Zlotoff
	Susann Kehrig	Roger I. Zlotoff
	Principal Financial Officer	Principal Executive Officer
	(Vice President Finance of Uniprop, Inc.)	(President & Chief Executive Officer of Uniprop, Inc.)

Report of Independent Registered Public Accounting Firm

To the Partners and Board of Directors of

Uniprop Manufactured Housing Communities Income Fund II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uniprop Manufactured Housing Communities Income Fund II (a Michigan limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017, and 2016, the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, the related notes (collectively referred to as the “financial statements”). Our audits also included the accompanying financial Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Partnership’s auditor since 2009.

Auburn Hills, MI

March 2, 2018

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Balance Sheets

December 31,	2017	2016

Assets

Property and Equipment
Buildings and improvements	$10,945,634	$10,944,319
Land	2,378,711	2,378,711
Manufactured homes and improvements	2,322,344	1,815,663
Furniture and equipment	93,805	93,805

	15,740,494	15,232,498
Less accumulated depreciation	10,727,875	10,520,933

Net Property and Equipment	5,012,619	4,711,565

Cash	6,618,956	7,202,852
Other assets	193,126	630,792
Assets of Discontinued Operations	0	3,523,848

Total Assets	$11,824,701	$16,069,057

Liabilities and Partners’ Equity

Notes payable – net of deferred financing costs	$11,192,547	$11,288,521
Accounts payable	34,196	8,589
Other liabilities	118,615	98,410
Liabilities of Discontinued Operations	0	6,459,595

Total Liabilities	11,345,358	17,855,115

Partners’ Equity
Unit holders - 3,303,387 units issued and outstanding	(363,593)	(2,354,622)
General partner	842,936	568,564

Total Partners’ Equity	479,343	(1,786,058)

	$11,824,701	$16,069,057

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Operations

Year Ended December 31,	2017	2016
Revenue
Rental	$2,378,436	$2,270,651
Home sale income	0	2,002
Other	309,655	247,129

	2,688,091	2,519,782

Operating Expenses
Administrative	1,835,943	1,662,866
Property taxes	83,645	82,004
Utilities	167,137	145,840
Property operations	409,038	353,112
Depreciation	398,781	448,762
Interest	660,123	680,625
Home sale expense	0	1,351

	3,554,667	3,374,560

Loss from Continuing Operations	$(866,576)	$(854,778)

Income from Discontinued Operations	$28,303,786	$8,019,278
Net Income	$27,437,210	$7,164,500
Loss from Continuing Operations per Limited Partnership Unit	$(.26)	$(.26)
Income from Discontinued Operations per Limited Partnership Unit	$8.57	$2.43
Total Income per Limited Partnership Unit	$8.31	$2.17
Distributions Declared Per Limited Partnership Unit	$7.62	$1.98

Weighted Average Number of Limited Partnership Units Outstanding	3,303,387	3,303,387

Net Income (Loss) Allocable to General Partner	$274,372	$71,645

Distributions Allocable to General Partner	$-	$-

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Partners’ Equity

Years Ended December 31, 2017 and 2016

	General
	Partner	Unit Holders	Total

Balance, January 1, 2016	$496,919	$(2,906,771)	$(2,409,852)

Distributions declared to unit holders	-	(6,540,706)	(6,540,706)

Net income for the year	71,645	7,092,855	7,164,500

Balance, December 31, 2016	568,564	(2,354,622)	(1,786,058)

Distributions declared to unit holders	-	(25,171,809)	(25,171,809)

Net income for the year	274,372	27,162,838	27,437,210

Balance, December 31, 2017	$842,936	$(363,593)	$479,343

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Consolidated Statements of Cash Flows

Year Ended December 31,	2017	2016

Cash Flows From Operating Activities
Net income	$27,437,210	$7,164,500
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	453,417	664,137
Amortization and write-off of deferred financing costs	197,451	164,519
Amortization of home relocation costs	0	54,394
Loss on sale of manufactured homes	0	7,703
Gain on sale of discontinued operations	(29,582,512)	(8,177,909)
Decrease (increase) in other assets	437,666	(157,134)
Increase (decrease) in accounts payable	25,607	(10,040)
Increase in other liabilities	20,205	17,084

Net Cash (Used In) Provided By Operating Activities	(1,010,956)	(272,746)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,315)	(231,300)
Investment in manufactured homes and improvements	(809,942)	(667,344)
Proceeds from sale of manufactured homes	0	75,002
Proceeds from sale of discontinued operations	32,957,625	10,551,474

Net Cash Provided By (Used In) Investing Activities	32,146,368	9,727,832

Cash Flows From Financing Activities
Distributions to unit holders	(25,171,809)	(10,042,296)
Repayments of notes payable	(6,547,499)	(2,999,583)

Net Cash Used In Financing Activities	(31,719,308)	(13,041,879)

Net (Decrease) Increase In Cash	(583,896)	(3,586,793)
Cash, at beginning of year	7,202,852	10,789,645

Cash, at end of year	$6,618,956	$7,202,852

See accompanying notes to financial statements.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of one manufactured housing community (the “property”) at December 31, 2017, located in Nevada. The Partnership was organized and formed under the laws of the State of Michigan on November 7, 1986. The general partner is Genesis Associates Limited Partnership (“General Partner”).

In accordance with its Prospectus dated December 1986, the Partnership sold 3,303,387 units of beneficial assignment of limited partnership interest (“Units”) for $66,068,000. The Partnership purchased its original nine properties for an aggregate purchase price of approximately $58,000,000. Three of the properties costing approximately $16,008,000 were previously owned by entities, which were affiliates of the general partner. One property was sold in 2007, one was sold in 2008, four were sold in 2015, one sold in 2016, and one sold in 2017, leaving one property on December 31, 2017.

In connection with the refinancing discussed in Note 2, to satisfy the requirements of Cantor Commercial Real Estate, the ownership of the fee title of the West Valley property was transferred into a bankruptcy remote special purpose entity. The fee title to the West Valley real property is now held by West Valley MHP, LLC. This entity is wholly owned by IF II, Holdings, LLC, a newly formed holding company, which is wholly owned by the Partnership. West Valley MHP, LLC and IF II, Holdings, LLC are both disregarded entities for federal income tax purposes. The ownership transfers were made solely to meet the requirements of the lender and do not change the beneficial or economic ownership by the Partnership.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries as described above. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Classification of Assets and Liabilities

The financial affairs of the Partnership do not generally involve a business cycle. Accordingly, the classification of assets and liabilities between current and long term is not used.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

Accumulated depreciation on continuing properties for tax purposes was approximately $9,888,000 and $14,908,000 as of December 31, 2017 and 2016, respectively.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Manufactured Homes and Improvements

Manufactured homes and improvements that are unoccupied and held for lease or sale are stated at the lower of cost or fair value based on the specific identification method. Manufactured homes and improvements leased to tenants are reported at cost less accumulated depreciation. The fair values of homes held for sale are assessed quarterly based on recent sales of similar homes, guide book values and condition. Impairments are recognized to reduce the carrying amount of each home to the lower of cost or estimated fair value. Occupied lease homes are subject to depreciation using estimated useful lives of 27.5 years, with depreciation commencing at lease inception. Depreciation expense related to these homes for the years ended December 31, 2017 and 2016 was approximately $29,000 and $73,000, respectively. The following table summarizes the reported amount of manufactured homes and improvements for continuing properties at December 31, 2017 and 2016:

	2017
	# of Homes	Amount
Unoccupied - Available for sale	6	$292,536
Leased to tenants:
Cost	53	2,029,807
Accumulated Depreciation		(181,826)

Total	59	$2,140,517

	2016
	# of Homes	Amount
Unoccupied - Available for sale	7	$357,538
Leased to tenants:
Cost	42	1,458,124
Accumulated Depreciation		(119,173)

Total	49	$1,696,489

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

Financing Costs

Deferred financing costs have been capitalized and are being amortized on a straight-line basis over the term of the related mortgage notes payable. In connection with the 2017 and 2016 sale of properties and repayment of mortgage notes payable described in Note 3, unamortized deferred financing costs totaling $134,947 and $97,999, were written off and included in amortization expense. Amortization and write off of deferred financing costs totaled $197,451 and $164,519 for December 31, 2017 and 2016, respectively. Amortization expense is included in interest expense in the consolidated statement of operations. Accumulated amortization expense related to these costs for continuing operations was $193,410 and $227,330 at December 31, 2017 and 2016, respectively.

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

Amortization of these costs recognized for the year ended December 31, 2016 totaled $54,394, and is included as part of income from discontinued operations.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

The need for an allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, adverse situations that may affect the borrowers’ ability to repay, estimated value of the underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Financing loans receivable are placed on nonaccrual status when they become 30 or more days past due. The Partnership considers the notes delinquent upon maturity without satisfaction of the outstanding balance, per the terms of the note agreement.

Notes receivable are reported at cost and are included in Other Assets on the consolidated balance sheet. Notes receivable related to continuing operations totaled $37,939 and $41,450 at December 31, 2017 and 2016, respectively. Interest is recognized according to the terms of the note.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect the balance either through the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement or through settlement with the borrower by surrender of collateral. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. As of December 31, 2017 and 2016, no allowance for loan losses was recorded as all amounts were deemed collectible.

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

Upcoming Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year ending December 31, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Partnership plans to apply the standard using the modified retrospective method. While the Partnership is in the process of making its assessment, it does not believe this will have a material impact on revenue recognition policies.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

2. Notes Payable	The Partnership has a mortgage note payable with Cantor Commercial Real Estate collateralized by West Valley, located in Las Vegas, Nevada. The mortgage is payable in monthly installments of interest and principal through August, 2023. This note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. There is no prepayment provision in the loan agreement until the prepayment window opens, 90 days prior to the maturity date. However, the loan agreement does give the borrower the right to voluntarily defease the loan in full, using the purchase of U. S. government obligations. As of December 31, 2017 and 2016, the balance on this note was $11,432,959 and $11,726,386, respectively, excluding deferred financing costs.

In connection with the refinancing of this mortgage note payable in 2013, a guaranty of recourse obligations was put in place by Roger Zlotoff, President of Uniprop AM, LLC and his spouse. The Board of Directors has approved a guaranty fee of $37,500 per year for West Valley payable to Mr. Zlotoff related to this agreement.

Future maturities on the note payable for the next five years and thereafter are as follows: 2018 - $308,951; 2019 - $325,295; 2020 - $340,923; 2021 - $360,541; 2022 - $379,614 and thereafter - $9,717,635.

At December 31, 2017 and 2016, “Other Assets” includes cash of approximately $130,050 and $551,000, respectively, in an escrow account for property taxes, insurance, and capital improvements, as required by the Partnership’s notes payable agreements. This cash is restricted from operating use.

3. Discontinued Operations	On February 29, 2016, the Partnership closed on the sale of Ardmor Village for a sale price of $10,587,274 less closing costs resulting in proceeds in the amount of $10,551,474 and the gain on the sale was approximately $8,070,000. The mortgage payable outstanding related to this property in the amount of $2,559,737, accrued interest of $8,742, prepayment penalty of $257,247, which was offset by a refund of the property tax escrow balance of $50,055, totaled $2,775,772 was paid in full at the time of closing. The Partnership also wrote off $97,999 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $7,690,000.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

As a result of the sale, the Partnership has classified the Ardmor Village community and the associated financial results as “discontinued operations” on the accompanying consolidated statement of operations for the years ended December 31, 2016.

As described in the Form 8-K dated November 2, 2017, the Partnership closed on the sale of Sunshine Village for a sale price of $33,000,000 less closing costs resulting in proceeds in the amount of $32,957,625 and the gain on the sale was $29,582,512. The mortgage payable outstanding related to this property was $6,124,075 and defeasance premium of $961,521, totaling $7,085,596, was paid in full at the time of closing. The Partnership also wrote off $134,947 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and pay off of the mortgage note were approximately $25,448,000.

As a result of the sale, the Partnership has classified the Sunshine Village community and the associated financial results as “discontinued operations” on the accompanying consolidated statement of operations for the years ended December 31, 2017 and 2016.

The assets and liabilities related to the Sunshine Village community classified as “discontinued operations” as of December 31, 2016 are as follows: Total Assets of $3,523,848 consist of Current Assets of $267,647 and Fixed Assets of $8,642,655 less Accumulated Depreciation of $5,386,454. Total Liabilities of $6,459,595 consist of Current Liabilities of $205,522 and Long Term Liabilities of $6,254,073.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

The major classes of revenue and expenses of discontinued operations for the periods ending December 31, 2017 and 2016 are as follows:

	2017	2016

Rent revenue	$1,857,481	$2,212,183
Home sale revenue	0	73,500
Other revenue	206,393	235,281
Total revenue	$2,063,874	$2,520,964

Administrative expenses	1,404,801	951,222
Property taxes	176,058	226,880
Utilities	71,363	107,741
Property operations	300,120	394,815
Depreciation	54,636	215,375
Interest expense	239,155	346,962
Home sale expenses	0	81,354
Total operating expenses	$2,246,133	$2,324,349

(Loss) income from property operations	(182,259)	196,615

Gain on sale of the properties	29,582,512	8,177,909

Prepayment penalties and write-off of deferred charges on debt extinguishment	(1,096,467)	(355,246)

Net income from discontinued operations	$28,303,786	$8,019,278

4. Related Party Transactions	Management Agreement

The Partnership has an agreement with Uniprop AM LLC, an affiliate of the General Partner, to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services. Per the terms of the Partnership dissolution plan approved by the unit holders and the limited partners at the special meeting held on January 17, 2017, Uniprop AM LLC will be entitled to receive a management fee of $10,000 per month from the Partnership for a period of 12 months after the respective sale of each Sunshine Village and West Valley in relation to the dissolution of the Partnership.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

During the years ended December 31, 2017 and 2016, Uniprop AM LLC earned property management fees of approximately $261,000 and $247,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective statements of income. The Partnership overpaid Uniprop AM LLC by $5,000 at December 31, 2017. At December 31, 2016, the Partnership overpaid Uniprop AM LLC by $5,000.

Certain employees of affiliates of the General Partner were paid an aggregate of approximately $754,000 and $585,000 during 2017 and 2016, respectively, to perform partnership management, and investor relation services for the Partnership. Uniprop Homes, Inc., a related entity, received commissions totaling $8,300 in 2016, for certain services provided as a broker/dealer of manufactured homes for the properties. Uniprop Homes, Inc. represented the Partnership in the sale of new and pre-owned homes to property residents.

Contingent Purchase Price

A general partner of Genesis Associates Limited Partnership had an interest in the seller of the Sunshine Village property, acquired by the Partnership in 1987 and was entitled to contingent consideration not to exceed $1,108,000. Based upon the proceeds received from the sale of the Sunshine Village property, as described previously, the contingency was not paid per the terms of the Partnership Agreement.

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

5. Reconciliation of Financial Statement	Year Ended December 31,	2017	2016
Income and Taxable Income
	Income (Loss) per the financial statements	$27,437,210	7,164,500

	Adjustments to depreciation for difference in methods	178,270	345,768

	Adjustments for prepaid rent, meals and entertainment, inventory write downs, commissions, sales of lease homes, sales of properties, and tangible property regulations adoption	(127,626)	216,675

	Income (Loss) Per the Partnership’s Tax Return	$27,487,854	7,726,943

6. Partners’ Capital	Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (the “Agreement”) distributions of partnership funds and allocations of net income from operations are principally determined as follows:

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

Annual distributable cash from operations and capital transactions was greater than the amount required for the annual 10% preferred return to the unit holders by approximately $19,520,000 in 2017, compared to $889,000 in 2016. No distributions can be made to the general partner until the cumulative preferred return deficit of approximately $45,681,000 as of December 31, 2017 has been distributed to the unit holders.

At December 31, 2017, the general partner’s cumulative incentive management interest to be distributed was approximately $20,200,000. The actual amount to be accumulated or paid in the future depends on the results of the Partnership’s operations and is not currently determinable; however, no such distribution to the general partner is anticipated during fiscal year 2018.

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

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

7. Supplemental Cash Flow Information	Interest paid during 2017 and 2016 was approximately $1,827,000, and $1,231,000, respectively.

8. Interim Results (Unaudited)	The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2016 through December 31, 2017:

	Three Months Ended
2017	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$658	$661	$673	$696

Revenues from Discontinued Operations	$608	$626	$629	$201

Total Revenues from Operations	$1,266	$1,287	$1,302	$897

(Loss) Income from Continuing Operations	$(108)	$(114)	$(23)	$(622)

Income(Loss) from Discontinued Operations	$183	$258	$237	$27,626

Total Income (Loss)	$75	$144	$214	$27,004

(Loss) Income Per Limited Partnership Unit from Continuing Operations	$(.03)	$(.04)	$(.00)	$(.19)

Income (Loss) Per Limited Partnership Unit from Discontinued Operations	$.06	$.08	$.08	$8.36

Total Income (Loss) Per Limited Partnership Unit from Operations	$.03	$.04	$.08	$8.17

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Consolidated Financial Statements

2016	March 31,	June 30,	September 30,	December 31,

Revenues from Continuing Operations	$632	$631	$591	$551

Revenues from Discontinued Operations	$694	$646	$629	$667

Total Revenues from Operations	$1,326	$1,277	$1,220	$1,218

(Loss) Income from Continuing Operations	$(398)	$(82)	$(224)	$(151)

Income (Loss) from Discontinued Operations	$7,525	$148	$143	$203

Total Income(Loss)	7,021	$66	$(81)	$52

(Loss) Income Per Limited Partnership Unit from Continuing Operations	$(.11)	$(.02)	$(.07)	$(.05)

Income (Loss) Per Limited Partnership Unit from discontinued Operations	$2.24	$.04	$.04	$.07

Total Income (Loss) Per Limited Partnership Unit from Operations	$2.13	$.02	$(.03)	$.02

Uniprop Manufactured

Housing Communities Income Fund II

(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Statement is Computed

West Valley (Las Vegas NV)	11,432,959	2,289,700	9,158,800	89,011	1,786,834	2,378,711	10,945,634	13,324,345	10,468,734	1988	30 years

	$11,432,959	$2,289,700	$9,158,800	$89,011	$1,786,834	$2,378,711	$10,945,634	$13,324,345	$10,468,734

Uniprop Manufactured Housing

Communities Income Fund II

(a Michigan limited partnership)

Notes to Schedule III

December 31, 2017

1. Reconciliation of Land	The following table reconciles the land from January 1, 2016 to December 31, 2017:

		2017	2016
	Balance, at January 1	$3,594,573	$3,594,573

	Land held for sale	-	-

	Cost of land sold	(1,215,862)	-

	Balance, at December 31	$2,378,711	$3,594,573

2. Reconciliation of Buildings and Improvements	The following table reconciles the buildings and improvements from January 1, 2016 to December 31, 2017:

	2017	2016
Balance, at January 1	$16,652,714	$16,421,414

Additions to buildings and improvements	1,315	231,300

Additions to buildings and improvements of asset held for sale	-	-

Cost of asset held for sale	-	-

Cost of assets sold	(5,708,395)

Balance, at December 31	$10,945,634	$16,652,714

3. Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2016 to December 31, 2017:

	2017	2016
Balance, at January 1	$15,425,815	$14,841,645

Current year depreciation expense	420,949	584,170

Accumulated depreciation on assets held for sale	-	-

Accumulated depreciation on assets sold	(5,378,030)	-

Balance, at December 31	$10,468,734	$15,425,815

4. Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING	PAGE

3(a)	Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed November 12, 1986, as amended on December 22, 1986 and January 16, 1987 (the "Registration Statement").

3(b)	Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership	Incorporated by reference to the Registration Statement.

4(a)	First Amendment to Uniprop Manufactured Housing Communities Income Fund II Agreement of Limited Partnership (April 1, 1987)	Incorporated by reference to the Registration Statement.

4(b)	Form of Beneficial Assignment Certificate (BAC) for the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to the Registration Statement.

10(b)	Form of Consulting Agreement among the Partnership, the General Partner and Consultant	Incorporated by reference to the Registration Statement.

10(c)	Contingent Purchase Price Agreement with Sunrise Broward Associates, Ltd. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(d)	Contingent Purchase Price Agreement with Ardmor Associates Limited Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(e)	Incentive Acquisition Fee Agreement between the Partnership and Uniprop, Inc. (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1997.

10(f)	Mortgage Notes, made on August 20, 1998 between Uniprop Manufactured Home Communities Income Fund II and GMAC CMC	Incorporated by reference to the Form 8-K filed on September 8, 1998.

10(g)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and Consultant January 9, 2005	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(h)	Line of Credit Loan Agreement between the Partnership and National City Bank October 19, 2006	Incorporated by reference to Form 10-K for fiscal year ended December 31, 2005.

10(i)	Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007.	Incorporated by reference to the Form 8-K filed on January 17, 2007.

10(j)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village January 17, 2007. Contract for Sale and Purchase of Real and Personal Property for the sale of Paradise Village March 13, 2007.	Incorporated by reference to the Form 8-K filed on March 13, 2007.

10(k)	Closure of the Sale of Paradise Village May 17, 2007.	Incorporated by reference to the Form 8-K filed on May 17, 2007.

10(l)	Closure of the Sale of Country Roads August 27, 2008.	Incorporated by reference to the Form 8-K filed on August 27, 2008.

10(m)	Change in Registrant’s Certifying Accountant July 14, 2009.	Incorporated by reference to the Form 8-K filed on July 14, 2009.

10(n)	Change in Principal Executive Officer May 13, 2011.	Incorporated by reference to the Form 8-K filed on May 13, 2011.

10(o)	Change in Principal Financial Officer June 6, 2011.	Incorporated by reference to the Form 8-K filed on June 6, 2011.

10(p)	Acceptance of mortgage interest rate reset option for the Ardmor Village, Camelot Manor, Dutch Hills, El Adobe, and Stonegate properties with StanCorp Mortgage Investors and execution of term sheet for the refinancing of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on June 3, 2013.

10(q)	Refinance of the Sunshine Village and West Valley properties with Cantor Commercial Real Estate.	Incorporated by reference to the Form 8-K filed on July 26, 2013.

10(r)	Mortgage Notes made as of July 18, 2013, between Sunshine Village MHP, LLC, West Valley MHP, LLC and Cantor Commercial Real Estate.	Incorporated by reference to the Form 10-Q filed on November, 13, 2013.

10(s)	Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015.	Incorporated by reference to the Form 8-K filed on April 9, 2015.

10(t)	Termination of Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe April 7, 2015. Contract for Sale and Purchase of Real and Personal Property for the sale of El Adobe June 8, 2015.	Incorporated by reference to the Form 8-K filed on June 8, 2015.

10(u)	Contract for Sale and Purchase of Real and Personal Property for the sale of Camelot Manor, Dutch Hills and Stonegate June 23, 2015.	Incorporated by reference to the Form 8-K filed on June 23, 2015

10(v)	Closure of the Sale of Camelot Manor, Dutch Hills and Stonegate August 18, 2015.	Incorporated by reference to the Form 8-K filed on August 21, 2015.

10(w)	Closure of the Sale of El Adobe September 28, 2015.	Incorporated by reference to the Form 8-K filed on September 28, 2015.

10(x)	Board of Directors vote on Partnership Management’s recommendations October 5, 2015.	Incorporated by reference to the Form 8-K filed on October 20, 2015.

10(y)	Board of Director’s vote on Dividend declaration November 2, 2015.	Incorporated by reference to the Form 8-K filed on November 4, 2015.

10(z)	Contract for Sale and Purchase of Real and Personal Property for the sale of Ardmor Village November 20, 2015.	Incorporated by reference to the Form 8-K filed on November 24, 2015.

10(aa)	Board of Director’s vote on Dividend declaration December 8, 2015.	Incorporated by reference to the Form 8-K filed on December 8, 2015.

10(bb)	Closure of the Sale of Ardmor Village February 26, 2016.	Incorporated by reference to the Form 8-K filed on February 29, 2016.

10(cc)	Solicitation/Recommen-dation Statement on Tender Offer to unit holders June 20, 2016.	Incorporated by reference to Schedule 14D-9 filed on June 20, 2016.

10(dd)	Recommendation Statement on Tender Offer to unit holders June 21, 2016.	Incorporated by reference to the Form 8-K filed on June 21, 2016.

10(ee)	Notice of Special Meeting and Preliminary Proxy Statement on proposed plan of dissolution August 15, 2016.	Incorporated by reference to the Preliminary Schedule 14A filed on August 15, 2016.

10(ff)	Notice of Special Meeting and Revised Preliminary Proxy Statement on proposed plan of dissolution November 8, 2016.	Incorporated by reference to the Revised Preliminary Schedule 14A filed on November 8, 2016.

10(gg)	Recommendation Statement on Tender Offer to unit holders November 22, 2016.	Incorporated by reference to the Form 8-K filed on November 22, 2016.

10(hh)	Notice of Special Meeting and Definitive Proxy Statement on proposed plan of dissolution November 29, 2016.	Incorporated by reference to the Definitive Schedule 14A filed on November 29, 2016.

10(ii)	Results of Special Meeting and unit holder approval of proposed plan of dissolution January 18, 2017.	Incorporated by reference to the Form 8-K filed on January 18, 2017.

10(jj)	Recommendation Statement on Tender Offer to unit holders March 29, 2017.	Incorporated by reference to the Form 8-K filed on March 29, 2017.

10(kk)	Recommendation Statement on Tender Offer to unit holders May 16, 2017.	Incorporated by reference to the Form 8-K filed on May 16, 2017.

10(ll)	Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village July 10, 2017.	Incorporated by reference to the Form 8-K filed on July 10, 2017.

10(mm)	Recommendation Statement on Tender Offer to unit holders August 16, 2017.	Incorporated by reference to the Form 8-K filed on August 16, 2017.

10(nn)	Revision to the Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village September 15, 2017.	Incorporated by reference to the Form 8-K filed on September 15, 2017.

10(oo)	Revision to the Contract for Sale and Purchase of Real and Personal Property for the sale of Sunshine Village October 16, 2017.	Incorporated by reference to the Form 8-K filed on October 17, 2017.

10(pp)	Closure of the Sale of Sunshine Village October 31, 2017.	Incorporated by reference to the Form 8-K filed on November 2, 2017.

10(qq)	Recommendation Statement on Tender Offer to unit holders December 13, 2017.	Incorporated by reference to the Form 8-K filed on December 13, 2017.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Letter summary of the estimated fair market values of the Partnership's two manufactured housing communities, as of February 1, 2017.	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*       This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

-55-