Form 10-Q
period 2018-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2018-05-09
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check	☒	Smaller reporting company
if a smaller reporting company)
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of March 31, 2018, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	March 31, 2018	December 31, 2017
	(Unaudited)
Properties:
Land	$0	$2,378,711
Buildings And Improvements	0	10,945,634
Furniture And Equipment	0	93,805
Manufactured Homes and Improvements	0	2,322,344
	0	15,740,494

Less Accumulated Depreciation	0	(10,727,875)
	0	5,012,619

Cash And Cash Equivalents	6,298,490	6,618,956
Other Assets	0	193,126
Asset Held for Sale	5,433,746	0
Total Assets	$11,732,236	$11,824,701

LIABILITIES & PARTNERS' EQUITY	March 31, 2018	December 31, 2017
	(Unaudited)

Accounts Payable	$0	$34,196
Other Liabilities	1,779	118,615
Notes Payable - net of deferring finance costs	0	11,192,547
Liabilities of Asset Held for Sale	11,249,344	0

Total Liabilities	11,251,123	11,345,358

Partners' Equity:
General Partner	844,275	842,936
Unit Holders	(363,162)	(363,593)

Total Partners' Equity	481,113	479,343

Total Liabilities And
Partners' Equity	$11,732,236	$11,824,701

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)

Income:
Rental Income	$0	$0
Home Sale Income	0	0
Other	36,174	3,439

Total Income	$36,174	$3,439

Operating Expenses:
Administrative Expenses (Including $60,694 and $62,946, in Property Management Fees Paid to an Affiliate for the Three Month Period Ended March 31, 2018 and 2017 Respectively)	193,418.00	168,892.00
Property Taxes	0	0
Utilities	0	0
Property Operations	0	0
Depreciation	0	0
Interest	0	0
Home Sale Expense	0	0

Total Operating Expenses	$193,418	$168,892

Loss from Continuing Operations	($157,244)	($165,453)

Income from Discontinued Operations	$291,149	$240,294

Net Income	$133,905	$74,841

Income (Loss) Per Unit:
Continuing Operations	(0.05)	(0.06)
Discontinued Operations	0.09	0.07

Total Income Per Unit	0.04	0.01

Distribution Per Unit:	0.04	0.04

Weighted Average Number Of Limited Partnership Units Outstanding	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)
	General Partner	Unit Holders	Total

Balance, December 31, 2017	$842,936	($363,593)	$479,343
Distributions	-	(132,135)	(132,135)
Net Income	1,339	132,566	$133,905

Balance as of March 31, 2018	$844,275	($363,162)	$481,113

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A  MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

Cash Flows From Operating Activities:
Net Income	$133,905	$74,841

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	0	161,454
Amortization of Financing Costs	10,606	16,630
Withdrawals from Mortgage Escrows	(21,042)	(20,509)
Decrease (Increase) In Other Assets	10,079	(24,808)
(Decrease) Increase In Accounts Payable	(29,591)	22,233
Increase In Other Liabilities	2,491	63,607

Total Adjustments	(27,457)	218,607

Net Cash Provided By (Used In) Operating Activities	106,448	293,448

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(226,541)	(175,875)
Proceeds from Sale of Discontinued Operations	0	0
Proceeds from Sale of Manufactured Homes	0	0

Net Cash Used In Investing Activities	(226,541)	(175,875)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(132,135)	(132,135)
Payments On Notes Payable	(77,740)	(113,444)

Net Cash Used In Financing Activities	(209,875)	(245,579)

Decrease In Cash	(329,968)	(128,006)
Cash and Restricted Cash Escrows , Beginning	6,749,005	7,754,180

Cash and Restricted Cash Escrows, Ending	$6,440,080	$7,626,174

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

1.       Basis of Presentation and Accounting Policies:

The accompanying unaudited 2018 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2017.

The carrying amounts of cash, accounts payable and notes payable approximate their fair values due to their short-term nature. The fair value of mortgage notes payable approximates their carrying amounts based on current borrowing rates.

2.       Mortgage Payable:

The Partnership has a mortgage note payable with Cantor Commercial Real Estate collateralized by West Valley, located in Las Vegas, Nevada. The mortgage is payable in monthly installments of interest and principal through August 2023. This refinanced note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2018 the balance on this note was $11,355,218, excluding deferred financing costs.

Future maturities on the note payable for the next five years and thereafter are as follows: 2018 - $231,210; 2019 - $325,295; 2020 - $340,923; 2021 - $360,541; 2022 - $379,614 and thereafter - $9,717,635.

3.       Discontinued Operations and Subsequent Event:

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

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved, which is consistent with the provisions of the Partnership Agreement. A specific course of action to implement the approved plan of dissolution by The Board of Directors was established, resulting in the sale of the Sunshine Village property.

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

As described in the Form 8-K dated April 30, 2018, the Partnership has entered into a Contract for Purchase and Sale of the Real and Personal Property of West Valley, located in Las Vegas, NV, with a buyer. There is a thirty-five (35) day Inspection Period, with a subsequent Closing Date thirty (30) days for the expiration of the Inspection Period. The Contract was unanimously approved by the Board of Directors and the recommendation from the General Partner to enter into the Contract was supported by the Consultant for the Partnership. While the Partnership’s management believes the Buyer is financially capable of completing the proposed transaction and intends to consummate the purchase, there can be no assurance the closing will occur.

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

Based on the information outlined, the Partnership has concluded that the West Valley property meets the criteria as an asset held for sale on the accompanying Balance Sheets. Similarly, the West Valley and Sunshine Village communities and associated financial results are classified as “discontinued operations” on the accompanying Statements of Operations.

The assets and liabilities related to the community classified as “asset held for sale” as of March 31, 2018 are as follows: Total Assets of $5,433,746 consist of Current Assets of $157,582 and Fixed Assets of $16,004,039 less Accumulated Depreciation of $10,727,875. Total Liabilities of $11,249,344 consist of Current Liabilities of $127,300 and Long Term Liabilities of $11,122,044, net of deferred financing costs of $229,806.

The following is a summary of results of operations of the property classified as discontinued operations for the period ending March 31, 2018: Total Revenue was $714,865, and Total Operating Expenses were $423,716. The following is a summary of results of operations of the properties classified as discontinued operations for the period ending March 31, 2017: Total Revenue was $1,262,424 and Total Operating Expenses were $1,022,130.

Total Cash Flows Provided By Operating Activities of the property classified as discontinued operations for the period ending March 31, 2018 were $295,646. Total Cash Flows Used in Investing Activities of the property classified as discontinued operations were $226,541. In addition, Total Cash Flows Used In Financing Activities of the property classified as discontinued operations were $77,740. For the period ending March 31, 2017, Total Cash Flows Provided By Operating Activities of the properties classified as discontinued operations were $207,657. Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations were $175,875. In addition, Total Cash Flows Used in Financing Activities of the properties classified as discontinued operations were $113,444.

5.       Implementation of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company has adopted ASC Topic 606 effective January 1, 2018 using the modified retrospective method. The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 has no significant impact on the Company’s financial condition or results of operations. The majority of the Company’s revenue is earned based on or is related to tenant lease agreements, which is outside the scope of Topic 606. Other revenue earned that would not be related to leases would primarily be attributable to the sales of manufactured homes. During the quarter ended March 31, 2018 and for the year ending December 31, 2017, there were no sales of manufactured homes. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has adopted the provisions of Topic 230 effective January 1, 2018. The impact of adopting this standard increased the amounts presented as cash in the statement of cash flows by $141,590 as of March 31, 2018 and $661,712 as of March 31, 2017, which are the amounts required to be set aside by the mortgagor related to required escrow reserves per the terms of the mortgage. These amounts are reflected in assets held for sale as of March 31, 2018 and in other assets as of December 31, 2017.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018 for accounting policies and related estimates we believe are the most critical to understanding condensed consolidated financial statements, financial conditions and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report. However, as discussed above, the Company implemented the provisions of Topic 606 as it relates to revenue recognition, although this did not have any impact on the revenue recognized for the periods presented.

Liquidity and Capital Resources

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership’s (the “Partnership”) liquidity is based, in part, upon its investment strategy. On October 31, 2017 the sale of Sunshine Village closed as described previously, leaving the Fund with only one property, West Valley.

Management does not believe that it is economically rational to operate a limited partnership that has a class of securities registered under the Securities Exchange Act of 1934 with only one property. The costs of compliance are simply too high when amortized over only one property.

As a result, management intends to liquidate West Valley, and then dissolve the Fund in accordance with the Partnership Agreement, as described previously.

The Partnership expects to meet its short-term liquidity needs generally through its working capital and cash provided by operating activities.

On July 18, 2013, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $12,600,000 secured by West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage note is payable in monthly installments of interest and principal through August, 2023. The refinanced note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of March 31, 2018 the balance on this note was $11,355,218, excluding deferred financing costs.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loan. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $0.04 per unit, to the unit holders for the first quarter ended March 31, 2018. The General Partner will continue to monitor cash flow generated by the Partnership’s property during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of March 31, 2018, the Partnership’s cash balance amounted to $6,298,490. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's West Valley property reported occupancy of 71% at the end of March 2018 versus 70% at the end of March 2017. The monthly homesite rent as of March 31, 2018 was approximately $718 versus $692 from March 31, 2017 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent

Total on 3/31/18:	421	299	71%	$718
Total on 3/31/17:	421	295	70%	$692
*Not a weighted average

	Gross Revenue		Net Operating (Loss) Income and Net Income
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
	three months ended		three months ended

Partnership Management	36,174	3,439	(157,244)	(165,453)
Continuing Operations	$36,174	$3,439	($157,244)	($165,453)
Discontinued Operations	$714,865	$1,262,424	$291,149	$240,294
	$751,039	$1,265,863	$133,905	$74,841

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

Comparison of Quarter Ended March 31, 2018 to Quarter Ended March 31, 2017

As described in the Statement of Operations, gross revenues from continuing operations increased by $32,735, to $36,174, in 2018, from $3,439, in 2017. This was mainly due to a refund of insurance premiums as a result of the Sunshine Village sale in 2017.

As described in the Statements of Operations, total operating expenses from continuing operations increased $24,526 to $193,418 in 2018, as compared to $168,892 in 2017. This was mainly due to an increase in administrative expenses.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $157,244 for the first quarter of 2018 compared to a Net Loss of $165,453 for the first quarter of 2017.

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

Notes Payable: At March 31, 2018 the Partnership had a note payable outstanding in the amount of $11,355,218, excluding deferred financing costs. Interest on this note is at a fixed annual rate of 5.09% through August 2023.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated: May 9, 2018

