Form 10-Q
period 2018-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2018-08-10
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

As of June 30, 2018, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30, 2018	December 31, 2017
	(Unaudited)
Properties:
Land	$0	$2,378,711
Buildings And Improvements	0	10,945,634
Furniture And Equipment	0	93,805
Manufactured Homes and Improvements	0	2,322,344
	0	15,740,494

Less Accumulated Depreciation	0	(10,727,875)
	0	5,012,619

Cash And Cash Equivalents	5,926,922	6,618,956
Other Assets	0	193,126
Asset Held for Sale	5,568,557	0
Total Assets	$11,495,479	$11,824,701

LIABILITIES & PARTNERS' EQUITY	June 30, 2018	December 31, 2017
	(Unaudited)

Accounts Payable	$0	$34,196
Other Liabilities	0	118,615
Notes Payable - net of deferring finance costs	0	11,192,547
Liabilities of Asset Held for Sale	11,207,377	0

Total Liabilities	11,207,377	11,345,358

Partners' Equity:
General Partner	843,666	842,936
Unit Holders	(555,564)	(363,593)

Total Partners' Equity	288,102	479,343

Total Liabilities And Partners' Equity	$11,495,479	$11,824,701

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Income:
Rental Income	$0	$0	$0	$0
Home Sale Income	0	0	0	0
Other	39,118	6,765	2,944	3,326

Total Income	39,118	6,765	2,944	3,326

Operating Expenses:
Administrative Expenses
(Including $127,026, $126,944, $66,332 and $63,998, in Property
Management Fees Paid to an Affiliate for the Six and Three Month Period Ended June 30, 2018 and 2017, respectively)	443,844	344,750	250,426	175,858
Property Taxes	0	0	0	0
Utilities	0	0	0	0
Property Operations	0	0	0	0
Depreciation	0	0	0	0
Interest	0	0	0	0
Home Sale Expense	0	0	0	0

Total Operating Expenses	443,844	344,750	250,426	175,858

Loss from Continuing Operations	$(404,726)	$(337,985)	$(247,482)	$(172,532)

Income from Discontinued Operations	$477,755	$556,439	$186,606	$316,145

Net Income (Loss)	$73,029	$218,454	$(60,876)	$143,613

Income (Loss) Per Unit:
Continuing Operations	$(0.12)	$(0.10)	$(0.07)	$(0.05)
Discontinued Operations	$0.14	$0.17	$0.05	$0.09

Total Income (Loss) Per Unit	$0.02	$0.07	$(0.02)	$0.04

Distribution Per Unit:	$0.08	$0.08	$0.04	$0.04

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Six and Three Month Period Ended June 30, 2018 and 2017.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2017	$842,936	$(363,593)	$479,343
Distributions	0	(264,270)	(264,270)
Net Income	730	72,299	73,029

Balance as of June 30, 2018	$843,666	$(555,564)	$288,102

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS	SIX MONTHS ENDED
(Unaudited)	June 30, 2018	June 30, 2017

Cash Flows From Operating Activities:
Net Income	$73,029	$218,454

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	0	268,272
Amortization of Financing Costs	21,213	33,260
Decrease (Increase) In Other Assets	(19,854)	(111,450)
(Decrease) Increase In Accounts Payable	(30,235)	63,668
Increase In Other Liabilities	24,326	140,159

Total Adjustments	(4,550)	393,909

Net Cash Provided By (Used In) Operating Activities	68,479	612,363

Cash Flows Used In Investing Activities:
Investment in Manufactured Homes and Improvements	(312,135)	(214,133)
Purchase of Property and Equipment	(9,237)	0

Net Cash Used In Investing Activities	(321,372)	(214,133)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(264,270)	(264,270)
Payments On Notes Payable	(153,285)	(223,321)

Net Cash Used In Financing Activities	(417,555)	(487,591)

Decrease In Cash	(670,448)	(89,361)
Cash and Restricted Cash Escrows , Beginning	6,749,005	7,754,180

Cash and Restricted Cash Escrows, Ending	$6,078,557	$7,664,819

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

1.       Basis of Presentation and Accounting Policies:

The accompanying unaudited 2018 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2017.

The carrying amounts of cash and accounts payable approximate their fair values due to their short-term nature. The fair value of mortgage notes payable approximates their carrying amounts based on current borrowing rates.

2.       Mortgage Payable:

The Partnership has a mortgage note payable with Cantor Commercial Real Estate collateralized by West Valley, located in Las Vegas, Nevada. The mortgage is payable in monthly installments of interest and principal through August 2023. This refinanced note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2018 the balance on this note was $11,279,674, excluding deferred financing costs.

Future maturities on the note payable for the next five years and thereafter are as follows: 2018 - $155,666; 2019 - $325,295; 2020 - $340,923; 2021 - $360,541; 2022 - $379,614 and thereafter - $9,717,635.

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

As described in the Form 8-K dated November 2, 2017, the Partnership closed on the sale of Sunshine Village for a sale price of $33,000,000 less closing costs resulting in proceeds in the amount of $32,957,625 and the gain on the sale was $29,580,000. The mortgage payable outstanding related to this property of $6,124,075 and defeasance premium of $961,521, totaling $7,085,596, was paid in full at the time of closing. The Partnership also wrote off $134,947 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and defeasance of the mortgage note were approximately $25,448,000.

As described in the Form 8-K dated April 30, 2018, the Partnership has entered into a Contract for Purchase and Sale of the Real and Personal Property of West Valley, located in Las Vegas, NV, with a buyer.

As described in the Form 8-K dated July 31, 2018, the Fund and Buyer executed an Amendment to the Purchase and Sale Agreement which allowed for the release of the $2 million earnest money deposit held in escrow with the Title Company to the seller. In addition, the closing date shall be amended to August 15, 2018, with the Buyer remitting an extension fee of $100,000 which will not be applied nor credited to the Purchase Price. Lastly, if the Buyer cannot meet the terms of the August 15, 2018 extension and wishes to extend the closing date to August 22, 2018, the Buyer must remit an additional $100,000 extension fee which will not be applied nor credited to the Purchase Price.

The Amendment to the Contract was unanimously approved by the Board of Directors.

While the Fund’s management believes that the Buyer is financially capable of completing the proposed transaction and intends to consummate the purchase, there can be no assurance that the closing will occur.

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

Based on the information outlined, the Partnership has concluded that the West Valley property meets the criteria as an asset held for sale on the accompanying Balance Sheet as of June 30, 2018. Similarly, the West Valley and Sunshine Village communities and associated financial results are classified as “discontinued operations” on the accompanying Statements of Operations.

The assets and liabilities related to the community classified as “asset held for sale” as of June 30, 2018 are as follows: Total Assets of $5,568,557 consist of Current Assets of $198,519 and Fixed Assets of $16,097,913 less Accumulated Depreciation of $10,727,875. Total Liabilities of $11,207,377 consist of Current Liabilities of $146,902and Long Term Liabilities of $11,060,475, net of deferred financing costs of $219,199.

The following is a summary of results of operations of the property classified as discontinued operations for the period ending June 30, 2018: Total Revenue was $1,442,444, and Total Operating Expenses were $964,689. The following is a summary of results of operations of the properties classified as discontinued operations for the period ending June 30, 2017: Total Revenue was $2,545,809 and Total Operating Expenses were $1,989,370.

Total Cash Flows Used In Operating Activities of the property classified as discontinued operations for the period ending June 30, 2018 were $1,907. Total Cash Flows Used in Investing Activities of the property classified as discontinued operations were $321,372.In addition, Total Cash Flows Used In Financing Activities of the property classified as discontinued operations were $153,285. For the period ending June 30, 2017, Total Cash Flows Provided By Operating Activities of the properties classified as discontinued operations were $154,494. Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations were $214,133. In addition, Total Cash Flows Used in Financing Activities of the properties classified as discontinued operations were $223,321.

4.       Implementation of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company has adopted ASC Topic 606 effective January 1, 2018 using the modified retrospective method. The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 has no significant impact on the Company’s financial condition or results of operations. The majority of the Company’s revenue is earned based on or is related to tenant lease agreements, which is outside the scope of Topic 606. Other revenue earned that would not be related to leases would primarily be attributable to the sales of manufactured homes. During the quarter ended June 30, 2018 and for the year ending December 31, 2017, there were no sales of manufactured homes. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has adopted the provisions of Topic 230 effective January 1, 2018. The impact of adopting this standard increased the amounts presented as cash in the statement of cash flows by $151,635 as of June 30, 2018 and $791,458 as of June 30, 2017, which are the amounts required to be set aside by the mortgagor related to required escrow reserves per the terms of the mortgage. These amounts are reflected in assets held for sale as of June 30, 2018 and in other assets as of December 31, 2017.

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

On July 18, 2013, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $12,600,000 secured by West Valley, located in Las Vegas, NV with a new lender, namely Cantor Commercial Real Estate. The mortgage note is payable in monthly installments of interest and principal through August, 2023. The refinanced note bears interest at a fixed rate of 5.09% with principal payments based on a twenty-five year amortization period. As of June 30, 2018 the balance on this note was $11,279,674, excluding deferred financing costs.

The Partnership incurred $676,321 in financing costs as a result of the 2013 refinancing which is being amortized over the term of the loan. These costs included a 1% fee payable to an affiliate of the General Partner.

The General Partner has decided to distribute $132,135, or $0.04 per unit, to the unit holders for the second quarter ended June 30, 2018. The General Partner will continue to monitor cash flow generated by the Partnership’s property during the coming quarters. If cash flow generated is greater or lesser than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

As of June 30, 2018, the Partnership’s cash balance amounted to $5,926,922. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's West Valley property reported occupancy of 72% at the end of June 2018 versus 68% at the end of June 2017. The monthly homesite rent as of June 30, 2018 was approximately $718 versus $692 from June 30, 2017 (average rent not a weighted average).

	Total Capacity	Occupied Sites	Occupancy Rate	Average* Rent

Total on 6/30/18:	421	303	72%	$718
Total on 6/30/17:	421	287	68%	$692

*Not a weighted average

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	6/30/2018	6/30/2017	6/30/2018	6/30/2017	06/30/2018	06/30/2017	06/30/2018	06/30/2017
	three months ended		three months ended		six months ended		six months ended

Partnership Management	2,944	3,326	(247,482)	(172,532)	39,118	6,765	(404,726)	(337,985)

Continuing Operations	$2,944	$3,326	$(247,482)	$(172,532)	$39,118	$6,765	$(404,726)	$(337,985)

Discontinued Operations	$727,579	$1,283,385	$186,606	$316,145	$1,442,444	$2,545,809	$477,755	$556,439

	$730,523	$1,286,711	$(60,876)	$143,613	$1,481,562	$2,552,574	$73,029	$218,454

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

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Gross revenues from continuing operations decreased $382 to $2,944 in 2018, from $3,326 in 2017.

As described in the Statements of Operations, total operating expenses from continuing operations increased $74,568 to $250,426 in 2018, as compared to $175,858 in 2017. This was due to an increase in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $247,482 for the second quarter of 2018 compared to a Net Loss of $172,532 for the second quarter of 2017.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Gross revenues from continuing operations increased $32,353 to $39,118 in 2018, from $6,765 in 2017. This was due to a refund of insurance premiums resulting from the Sunshine Village sale in 2017.

As described in the Statements of Operations, total operating expenses from continuing operations increased $99,094 to $443,844 in 2018, as compared to $344,750 in 2017. This was due to an increase in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $404,726 in 2018 as compared to a Net Loss of $337,985 in 2017.

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

Note Payable: At June 30, 2018 the Partnership had notes payable outstanding in the amount of $11,279,674, excluding deferred financing costs. Interest on these notes is at a fixed annual rate of 5.09% through August 2023.

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

Dated: August 10, 2018

- 14 -