Form 10-Q
period 2018-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II /MI/
filed 2018-11-13
CIK 805993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐       No     ☒

As of September 30, 2018, the number of units of limited partnership interest of the registrant outstanding was 3,303,387. The Partnership units of interest are not traded in any public market.

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	September 30,2018	December 31, 2017
	(Unaudited)
ASSETS
Properties:
Land	$0	$2,378,711
Buildings And Improvements	0	10,945,634
Furniture And Equipment	0	93,805
Manufactured Homes and Improvements	0	2,322,344
	0	15,740,494

Less Accumulated Depreciation	0	(10,727,875)
	0	5,012,619

Cash And Cash Equivalents	8,470,671	6,618,956
Other Assets	0	193,126
Total Assets	$8,470,671	$11,824,701

	September 30,2018	December 31, 2017
	(Unaudited)
LIABILITIES & PARTNERS' EQUITY
Accounts Payable	$1,408	$34,196
Other Liabilities	0	118,615
Notes Payable - net of deferred finance costs	0	11,192,547

Total Liabilities	1,408	11,345,358

Partners' Equity:
General Partner	1,191,070	842,936
Unit Holders	7,278,193	(363,593)

Total Partners' Equity	8,469,263	479,343

Total Liabilities And Partners' Equity	$8,470,671	$11,824,701

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Income:
Other	$79,384	$10,017	$40,266	$3,252

Total Income	79,384	10,017	40,266	3,252

Operating Expenses:
Administrative Expenses
(Including $187,800, $191,727, $60,774 and $64,783, in Property
Management Fees Paid to an Affiliate for the Nine and Three Month Period Ended September 30, 2018 and 2017, respectively)	604,540	452,924	160,696	108,174

Total Operating Expenses	604,540	452,924	160,696	108,174

Loss from Continuing Operations	$(525,156)	$(442,907)	$(120,430)	$(104,922)

Income from Discontinued Operations	$35,338,577	$875,944	$34,860,822	$319,505

Net Income (Loss)	$34,813,421	$433,037	$34,740,392	$214,583

Income (Loss) Per Unit:
Continuing Operations	$(0.16)	$(0.13)	$(0.04)	$(0.03)
Discontinued Operations	$10.70	$0.27	$10.55	$0.10

Total Income (Loss) Per Unit	$10.54	$0.14	$10.51	$0.07

Distribution Per Unit:	$8.12	$0.12	$8.04	$0.04

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Nine and Three Month Period Ended September 30, 2018 and 2017.	3,303,387	3,303,387	3,303,387	3,303,387

STATEMENT OF PARTNERS' EQUITY (Unaudited)

	General Partner	Unit Holders	Total

Balance, December 31, 2017	$842,936	$(363,593)	$479,343
Distributions	$0	$(26,823,501)	$(26,823,501)
Net Income	348,134	34,465,287	34,813,421
Balance as of September 30, 2018	$1,191,070	$7,278,193	$8,469,263

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	September 30,2018	September 30,2017

Cash Flows From Operating Activities:
Net Income	$34,813,421	$433,037

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	0	360,757
Amortization of Financing Costs	240,412	49,889
Gain on Sale of Discontinued Operations	(36,761,104)	0
Decrease (Increase) In Other Assets	63,078	(77,085)
(Decrease) Increase In Accounts Payable	(32,788)	67,978
(Decrease) Increase In Other Liabilities	(118,615)	191,933

Total Adjustments	(36,609,017)	593,472

Net Cash Provided By (Used In) Operating Activities	(1,795,596)	1,026,509

Cash Flows Provided By (Used) In Investing Activities:
Proceeds from Sale of Discontinued Operations	42,095,095	0
Investment in Manufactured Homes and Improvements	(312,135)	(661,886)
Purchase of Property and Equipment	(9,237)	0

Net Cash Provided By (Used In) Investing Activities	41,773,723	(661,886)

Cash Flows Used In Financing Activities:
Distributions To Unit Holders	(26,823,502)	(396,406)
Payments On Notes Payable	(11,432,959)	(334,650)

Net Cash Used In Financing Activities	(38,256,461)	(731,056)

Increase (Decrease) In Cash	1,721,666	(366,433)
Cash and Restricted Cash, Beginning	6,749,005	7,754,180

Cash and Restricted Cash, Ending	$8,470,671	$7,387,747

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

1.	Basis of Presentation and Accounting Policies:

The accompanying unaudited 2018 financial statements of Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2017.

The carrying amounts of cash and accounts payable approximate their fair values due to their short-term nature.

2.	Discontinued Operations:

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

The affirmative vote represented a majority in interest outstanding as of the record date of the unit holders and limited partners, as a group. Accordingly, the plan of dissolution was approved, which is consistent with the provisions of the Partnership Agreement. A specific course of action to implement the approved plan of dissolution by The Board of Directors was established, resulting in the sale of the Sunshine Village and West Valley properties.

As described in the Form 8-K dated November 2, 2017, the Partnership closed on the sale of Sunshine Village for a sale price of $33,000,000 less closing costs resulting in proceeds in the amount of $32,957,625 and the gain on the sale was approximately $29,580,000. The mortgage payable outstanding related to this property of $6,124,075 and defeasance premium of $961,521, totaling $7,085,596, was paid in full at the time of closing. The Partnership also wrote off $134,947 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and defeasance of the mortgage note were approximately $25,448,000.

As described in the Form 8-K dated August 29, 2018 the Partnership closed on the sale of West Valley for a sale price of $43,471,000 less closing costs resulting in proceeds in the amount of $42,095,095 and the gain on the sale, which includes approximately $1,087,000 in disposition fees paid to an affiliate, was approximately $36,761,000. The mortgage payable outstanding related to this property of $11,228,225 and defeasance premium of $1,197,745, totaling $12,425,970, was paid in full at the time of closing. The Partnership also wrote off $212,129 of unamortized deferred financing costs related to the mortgage note in connection with this transaction. The net proceeds resulting from the sale and defeasance of the mortgage note were approximately $30,756,000.

The following is a summary of results of operations of the properties classified as discontinued operations for the nine month periods ended September 30, 2018 and 2017: Total Revenue was $2,100,268, Total Operating Expenses were $3,522,795 and the Gain on Sale was $36,761,104 for the period ended September 30, 2018. For the same period in 2017, Total Revenue was $3,844,842 and Total Operating Expenses were $2,968,898.

The following is a summary of results of operations of the properties classified as discontinued operations for the three month periods ended September 30, 2018 and 2017: Total Revenue was $657,824 and Total Operating Expenses were $2,558,106 for the period ended September 30, 2018. For the same period in 2017, Total Revenue was $1,299,033 and Total Operating Expenses were $979,528.

Total Cash Flows Used in Operating Activities of the property classified as discontinued operations for the period ended September 30, 2018 were $1,620,439 which includes the defeasance premium noted above. Total Cash Flows Provided by Operating Activities of the properties classified as discontinued operations for the period ended September 30, 2017 were $1,469,415. In addition, Total Cash Flows Provided by Investing Activities of the property classified as discontinued operations for the period ended September 30, 2018 were $41,773,723 and Total Cash Flows Used in Investing Activities of the properties classified as discontinued operations for the period ended September 30, 2017 were $661,886.

3.	Recently Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company has adopted ASC Topic 606 effective January 1, 2018 using the modified retrospective method. The Company has concluded that the adoption of the ASC Topic 606 in fiscal 2018 has no significant impact on the Company’s financial condition or results of operations. The majority of the Company’s revenue was historically earned based on or is related to tenant lease agreements, which is outside the scope of Topic 606. The sale of West Valley Includes only a single performance obligation, the delivery of the property and revenue on the sale is appropriately recorded at the closing of the sale. Other revenue earned that would not be related to leases would primarily be attributable to the sales of manufactured homes. During the quarter ended September 30, 2018 and for the year ending December 31, 2017, there were no sales of manufactured homes. There was no impact to the Company’s financial position, results of operations, or cash flows as a result of the adoption. As discussed above, following the sale of the West Valley community in August, 2018, the Fund expects to have insignificant revenue until such time as the Fund liquidates.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has adopted the provisions of Topic 230 effective January 1, 2018. As of September 30, 2018, the Fund has no restricted cash, therefore the impact of adopting this standard did not impact amounts presented as cash as of that date. The impact of adopting this standard increased the amounts presented as cash in the statement of cash flows by $858,631 as of September 30, 2017, which are the amounts required to be set aside by the mortgagor related to required escrow reserves per the terms of the mortgage. As of December 31, 2017, the restricted cash amounts are reflected in other assets.

4.	Subsequent Event

As described in the Form 8-K dated November 5, 2018, the Partnership has completed the disposition of its final property, and is in the second phase of its Plan of Dissolution. In addition, the Partnership has filed a Certificate of Cancellation with the State of Michigan and is now in the process of winding up its affairs. Liquidation of the Partnership’s remaining assets will be conducted by the General Partner in accordance with the provisions of the Plan of Dissolution, the Partnership Agreement and Article 8 of the Michigan Revised Uniform Limited Partnership Act.

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

Liquidity and Capital Resources

Uniprop Manufactured Housing Communities Income Fund II, a Michigan Limited Partnership’s (the “Partnership”) liquidity is based, in part, upon its investment strategy. On October 31, 2017 the sale of Sunshine Village closed and on August 28, 2018 the sale of West Valley closed, as described previously.

As a result, management intends dissolve the Fund in accordance with the Partnership Agreement, as described previously.

The Partnership expects to meet its short-term liquidity needs through its existing cash reserves.

As described in the Form 8-K dated November 5, 2018, per the Plan of Dissolution, no further ordinary or quarterly distributions to the unit holders of the Partnership are to occur.

As of September 30, 2018, the Partnership’s cash balance amounted to $8,470,671. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

	Gross Revenue		Net Operating Income and Net Income (Loss)		Gross Revenue		Net Operating Income and Net (Loss)
	9/30/2018	9/30/2017	9/30/2018	9/30/2017	09/30/2018	09/30/2017	09/30/2018	09/30/2017
	three months ended		three months ended		nine months ended		nine months ended

Partnership Management	40,266	3,252	(120,430)	(104,922)	79,384	10,017	(525,156)	(442,907)
Continuing Operations	$40,266	$3,252	$(120,430)	$(104,922)	$79,384	$10,017	$(525,156)	$(442,907)
Discontinued Operations	$737,208	$1,299,033	$34,860,822	$319,505	$2,100,268	$3,844,842	$35,338,557	$875,944

	$777,474	$1,302,285	$34,740,392	$214,583	$2,179,652	$3,854,859	$34,813,421	$433,037

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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Gross revenues from continuing operations increased $37,014 to $40,266 in 2018, from $3,252 in 2017. This was mainly due to an increase in interest income from the prior year.

As described in the Statements of Operations, total operating expenses from continuing operations increased $52,522 to $160,696 in 2018, as compared to $108,174 in 2017. This was due to an increase in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $120,430 for the third quarter of 2018 compared to a Net Loss of $104,922 for the third quarter of 2017.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Gross revenues from continuing operations increased $69,367 to $79,384 in 2018, from $10,017 in 2017. This was due to an increase in interest income and receipt of a refund of insurance premiums resulting from the Sunshine Village sale in 2017.

As described in the Statements of Operations, total operating expenses from continuing operations increased $151,616 to $604,540 in 2018, as compared to $452,924 in 2017. This was due to an increase in administrative expenses compared to the prior year.

As a result of the aforementioned factors, the Partnership experienced a Net Loss from continuing operations of $525,156 in 2018 as compared to a Net Loss of $442,907 in 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

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

Dated: November 13, 2018